Form 10-Q
period 1996-03-31
CASINO RESOURCE CORP
filed 1996-05-15
CIK 899778

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          Form 10-QSB

                           (Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 or 15(D) OF THE EXCHANGE ACT


                Commission file number: 0-22242



                  CASINO RESOURCE CORPORATION

           Minnesota                                   41-0950482
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


                1719 Beach Boulevard, Suite 306
                   Biloxi, Mississippi 39531
           (Address of principal executive officers)

                          601-435-1976
                  (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes     [ ] No

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. [ ] Yes    [ ] No

As of May 13, 1996, 9,007,225 Shares of Common Stock and 2,760,000 of Redeemable Class Warrants of the Company were outstanding.

                   INDEX TO QUARTERLY REPORT
                         ON FORM 10-QSB


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Exhibits and Reports on Form 8-K


SIGNATURES

           PART I FINANCIAL INFORMATION

Item 1.   Financial Statements

          CASINO RESOURCE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands)
                                            March 31,         September 30,
                                               1996               1995*
                                           (unaudited)
ASSETS:
Current Assets
 Cash and cash equivalents                  $  1,332            $  1,043
 Restricted cash                                 332                 327
 Accounts receivable, net                        601                 526
 Prepaid expenses                                493                 313
                                           ---------           ---------
    Total Current Assets                       2,758               2,209

Property and Equipment                        17,574              17,391
  Less accumulated depreciation             (  2,061)           (  1,530)
                                           ---------          ----------
    Net property and equipment                15,513              15,861

Other Assets
 Related parties assets                          316                 359
 Deferred development costs                    1,002                 980
 Intangibles, net                                623                 647
 Other                                           899                 895
                                           ---------           ---------
    Total Other Assets                         2,840               2,881
                                           ---------           ---------
                                             $21,111             $20,951
                                           =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable                           $  1,229            $  1,658
 Accrued expenses                                943                 701
 Related parties                                  --                 103
 Line-of-credit and current maturities
    of long-term debt                          2,982               1,967
                                           ---------           ---------
 Total Current Liabilities                     5,154               4,429

Long-term debt                                10,289              10,488
                                           ---------           ---------
    Total Liabilities                         15,443              14,917

Commitments and Contingencies

Stockholders' Equity
 Capital shares                                   89                  77
 Paid-in Capital                              20,867              18,742
 Deficit                                     (14,056)            (12,785)
                                           ---------           ---------
                                               6,900               6,034
                                           ---------           ---------
Note receivable related to common stock     (  1,232)                 --
Total Stockholders' Equity                     5,668               6,034
                                           ---------           ---------
                                             $21,111             $20,951
                                           =========           =========

*Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.

           CASINO RESOURCE CORPORATION AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31
                           (unaudited)
              (In thousands, except per share data)
                                                       1996            1995
   >
INCOME FROM CONTINUING OPERATIONS
  Entertainment revenues                          $    3,268     $    2,329
  Hospitality revenues                                 1,793          1,650

  Operating costs - entertainment                      2,683          2,858
  Operating costs - hospitality                        1,084            978

  Loss on gaming projects                                771            ---

  General and administrative expense                   1,181            796

  Other income (expense)                            (    613)            81
                                                  ----------     ----------
LOSS FROM CONTINUING OPERATIONS                     (  1,271)     (     572)
DISCONTINUED OPERATIONS:
Income from discontinued operations net of
 applicable taxes                                        ---             54
                                                  ----------     ----------
NET LOSS                                           $(  1,271)    $(     518)
                                                  ==========     ==========

NET LOSS PER COMMON SHARE                          $(    .15)    $(     .07)
                                                  ==========     ==========
Weighted average shares, common stock              8,511,582      7,428,879
                                                  ==========     ==========
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                         $(   1,271)    $(     518)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities
    Depreciation and amortization                        696            637
    Changes in assets and liabilities
      Accounts receivable                          (      75)                 89
      Prepaid expenses                             (     180)     (     113)
      Other assets                                         1      (       2)
      Accounts payable                             (     429)     (     532)
      Accrued expenses                                   242      (     615)
                                                  ----------     ----------
Net Cash Used In Operating Activities              (   1,016)     (   1,054)
                                                  -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease (increase) in restricted cash           (       5)           694
  Purchase of property and equipment               (     158)     (      33)
  Increase in deferred development costs           (      22)     (     330)
  Decrease (increase) in due to/from
    related parties - net                          (      60)            40
Net Cash (Used In) Provided by Investing          ----------     ----------
  Activities                                       (     245)           371
                                                  ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock and
  other equity transactions                              873            217
 Proceeds from debenture offering                      1,493            ---
 Proceeds from line-of-credit borrowings                 ---          1,250
 Payments on line-of-credit and long-term debt     (     816)     (     563)

Net Cash Provided by Financing Activities              1,550            904
                                                  ----------     ----------
Net Increase in Cash and Cash Equivalents                289            221

CASH AND CASH EQUIVALENTS:
 At beginning of period                                1,043            140
                                                  ----------     ----------
 At end of period                                 $    1,332            361
                                                  ==========     ==========

The accompanying notes are an integral part of these condensed financial statements.

          CASINO RESOURCE CORPORATION AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31
                           (unaudited)
              (In thousands, except per share data)
                                                    1996          1995
INCOME FROM CONTINUING OPERATIONS
  Entertainment revenues                     $      880     $      749
  Hospitality revenues                              921            810

  Operating costs - entertainment                 1,002          1,151
  Operating costs - hospitality                     575            501

  Loss on gaming projects                           771            ---

  General and administrative expense                630            438

  Other income (expense)                      (     317)            31
                                             ----------     ----------
  LOSS FROM CONTINUING OPERATIONS             (   1,494)     (     500)

DISCONTINUED OPERATIONS:
Income from discontinued operations net of
 applicable taxes                                   ---             29
                                             ----------     ----------
NET LOSS                                     $(   1,494)    $(     471)
                                             ==========     ==========
NET LOSS PER COMMON SHARE                    $(     .17)    $(     .06)
                                             ==========     ==========
Weighted average shares, common stock         8,896,044      7,465,529
                                             ==========     ==========
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                    $(   1,494)    $(     471)
  Adjustments to reconcile net loss to net
    cash (used in) provided by operating
    activities
    Depreciation and amortization                   321            303
    Changes in assets and liabilities
      Accounts receivable                     (      41)     (      45)
      Prepaid expenses                        (     305)     (     134)
      Other assets                            (       8)             6
      Accounts payable                              237      (     111)
      Accrued expenses                              267            352
                                             ----------     ----------
Net Cash Used In Operating Actvities          (   1,023)     (     100)
                                             ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease (increase) in restricted cash      (       3)           235
  Purchase of property and equipment          (     133)     (      16)
  Decrease (increase) in deferred development
    costs                                           470      (     176)
  Decrease in due to/from related parties-net        20             19
Net Cash (Used In) Provided by Investing     ----------     ----------
  Activities                                        354             62
                                             ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock and
   other equity transactions                        250            112
 Proceeds from debenture offering                 1,493            ---
 Proceeds from line-of-credit borrowings            ---            330
 Payments on line-of-credit and long-term
   debt                                       (     365)     (     354)
                                             ----------     ----------
Net Cash Provided by Financing Activities         1,378             88
                                             ----------     ----------
Net Increase in Cash and Cash Equivalents           709             50

CASH AND CASH EQUIVALENTS:
 At beginning of period                             623            311
                                             ----------     ----------
 At end of period                            $    1,332     $      361
                                             ==========     ==========

The accompanying notes are an integral part of these condensed financial statements.

           CASINO RESOURCE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


NOTE 1  Basis of Presentation

     The financial information included herein is unaudited; however, such in-formation reflects all adjustments (consisting solely of normal recurring ad-justments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

     Certain reclassifications of prior period amounts have been made to conform to current period presentation.

     Because of the seasonal closing of the Company's theatre, the results of operations for the six-month and three-month periods ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2  Debt

     The Company's debt at March 31, 1996 consists primarily of a first lien mortgage on its Grand Hinckley Inn ($2,890,000); a secured furniture and equip-ment loan relating to the Grand Hinckley Inn ($111,000); a first lien mort-gage on the Country Tonite Theatre ($7,683,000); a working capital line-of-credit owing to Grand Casinos, Inc. due in full on June 30, 1996 of $789,000, and convertible debentures totalling $1,650,000.

NOTE 3  Capital Stock

     In November 1995, investors exercised warrants to acquire 1,143,444 of the Company's common shares for cash of $650,000 plus $1.5 million in promissory notes due $500,000 in January 1996 ($268,000 of which has been paid and $232,000 of which is anticipated to be paid in June 1996) and $1.0 million in December 1996.

     In February 1996, 15,000 shares of common stock were issued pursuant to a settlement agreement with a former officer of the Company. Through May 13, 1996, $225,000 of convertible debentures have been converted into 102,774 shares of common stock.

NOTE 4  Deferred Development Costs

     Deferred development costs consist of externally incurred charges princi-pally related to the development of the Company's rights to receive, individual-ly, certain fees out of gaming revenues anticipated to be generaged by the Pokagon Indians in Indiana and Michigan.

NOTE 5  Supplemental Disclosure of Cash Flow Information

     Cash expended during the six months ended March 31, 1996 and 1995 for interest was $614,000 and $514,000, respectively, and income tax payments for the same periods were $70,000 and $1,000, respectively. The Company has federal and state tax loss carryforwards of approximately $10.9 million.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is management's discussion and analysis of certain signi-ficant factors which have affected the Company's financial position and operat-ing results during the periods included in the accompanying condensed consoli-dated financial statements.


SIX MONTHS ENDED MARCH 31, 1996 COMPARED TO SIX MONTHS ENDED MARCH
31, 1995

     Revenues from continuing operations for the six months ended March 31, 1996 aggregated $5,061,000, including hospitality segment revenues of $1,793,000 (from the Grand Hinckley Inn) and entertainment segment revenues of $3,268,000 ($2,171,000 for the Country Tonite Theatre and $1,097,000 for the Country Tonite production show). For the six months ended March 31, 1995, comparable revenues totaled $3,979,000, including $1,650,000 for the hospitality segment and $2,329,000 for the entertainment segment ($1,122,000 for the Country Tonite Theatre and $1,207,000 for the Country Tonite production show).

     The Country Tonite production show had operating costs (including general and administrative costs and depreciation) of $894,000 for the six months ended March 31, 1996, resulting in operating income of $203,000 for the period. For the six months ended March 31, 1995, comparable operating costs were $1,111,000, resulting in operating income of $96,000 for the period. Operating costs in the first six months of fiscal 1996 were lower due to reduced administrative costs.

     Hospitality operating costs (including project, general and administrative costs, and depreciation) were $1,084,000 for the six months ended March 31, 1996, producing operating income of $709,000. During this period, the hotel had an average daily occupancy rate of 83%, with an average daily room rental rate of $54.00 augmented by a $20.00 per night per occupied room fee paid by Grand Casino Hinckley. In the comparable period of the prior fiscal year, operating costs were $769,000 with operating income of $881,000. The average daily occupancy rate was 80% and the average daily room rental rate was $53.00. Under the Company's profit sharing arrangement with Grand Casino Hinckley, the Company allocated approximately $180,000 in profit sharing fees to the enterprise for the first six months of fiscal 1996. There was no profit sharing required during the comparable period in fiscal 1995. The increase in operating costs between the 1996 and 1995 fiscal periods was due principally to profit sharing fees.

     The Country Tonite Theatre was open for two shows daily on a six-day-per-week basis until December 18, 1995, when it closed for the season. Country Tonite Theatre reopened on March 14, 1996. Country Tonite Theatre operating costs (including project, general and administrative costs and depreciation) were $1,789,000 for the six months ended March 31, 1996, producing operating income of $381,000 for the period. Operating costs were $1,458,000, resulting in an operating loss of $336,000, for the same period in the prior fiscal year, as a result of significant marketing and start-up costs.

     During the first six months of fiscal 1996, the Country Tonite Theatre averaged daily paid attendance of 1,619, with an average ticket price of $14.03, compared to average paid attendance of 983 and an average ticket price of $14.97 during the first six months of 1995. The substantial increase in ticket sales and revenues resulted from enhanced marketing efforts and improvements to the facility.

     The Company's corporate general and administrative expenses aggregated $1,181,000 for the six months ended March 31, 1996, compared to $796,000 for the same period in the prior year.

     Interest expense totaled $663,000 for the first six months of fiscal 1996, compared to $547,000 for the first six months of fiscal 1995. The increase reflects additional indebtedness and an increase in the prime rate.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1995

     Revenues from continuing operations for the three months ended March 31, 1996 aggregated $1,801,000, including hospitality segment revenues of $921,000 (from the Grand Hinckley Inn) and entertainment segment revenues of $880,000 ($339,000 for the Country Tonite Theatre and $541,000 for the Country Tonite production show). For the three months ended March 31, 1995, comparable revenues totaled $1,559,000, including $810,000 for the hospitality segment and $749,000 for the entertainment segment ($188,000 for the Country Tonite Theatre and $561,000 for the Country Tonite production show).

     The Country Tonite production show had operating costs (including general and administrative costs and depreciation) of $454,000 for the three months ended March 31, 1996, resulting in operating income of $87,000 for the period. For the three months ended March 31, 1995, comparable operating costs were $510,000, resulting in operating income of $51,000 for the period. Operating costs in the second quarter of fiscal 1996 were lower due to reduced administra-tive costs.

     Hospitality operating costs (including project, general and administrative costs, and depreciation were $577,000 for the three months ended March 31, 1996, producing operating income of $346,000. During this period, the hotel had an average daily occupancy rate of 90%, with an average daily room rental rate of $51.00 augmented by a $20.00 per night per occupied room fee paid by Grand Casino Hinckley. In the comparable period of the prior fiscal year, operating costs were $398,000 with operating income of $412,000. The average daily occupancy rate was 82% and the average daily room rental rate was $50.00. Under the Company's profit sharing arrangement with Grand Casino Hinckley, the Company allocated approximately $90,000 in profit sharing fees to the Enterprise for the second quarter of fiscal 1996. There was no profit sharing required during the comparable period in fiscal 1995. The increase in operating costs between the 1996 and 1995 fiscal periods was due principally to profit sharing fees.

     The Country Tonite Theatre was closed for the off-season for most of the second quarter of fiscal 1996, having reopened on March 14, 1996, the beginning of the tourist season in Branson, Missouri. Country Tonite Theatre operating costs (including project, general and administrative costs and depreciation) were $548,000 for the three months ended March 31, 1996, resulting in an oper-ating loss of $210,000 for the quarter. Operating costs were $495,000, result-ing in an operating loss of $307,000, for the same period in the prior fiscal year, as the result of significant marketing and start-up costs.

     During the second quarter of fiscal 1996, the Country Tonite Theatre averaged daily paid attendance of 1,446, with an average ticket price of $16.20, compared to average paid attendance of 1,051 and an average ticket price of $15.10 during the second quarter of fiscal 1995. The substantial increase in ticket sales and revenues resulted from enhanced marketing efforts and improve-ments to the facility.

     The Company's corporate general and administrative expenses aggregated $630,000 for the three months ended March 31, 1996 compared to $438,000 for the same period in the prior year. The current year quarter reflects higher legal and professional fees.

CAPITAL EXPENDITURES

     Capital expenditures by the Company were $133,000 for the three months ended March 31, 1996 compared to $16,000 for the comparable period in the prior year. Capital expenditures for the 1996 fiscal quarter consisted principally of additional equipment purchases for the Country Tonite Theatre.

LIQUIDITY AND CAPITAL RESOURCES

     The Company financed the expansion of its operations commencing in fiscal 1993 through the public offering and private placement of its Common Stock.

     In 1994, the Company obtained mortgage financing for the Grand Hinckley Inn and Biloxi Star Theatre in the amounts of $3,300,000 and $5,200,000, respective-ly. The Company also incurred $940,000 in equipment financing for the Grand Hinckley Inn. The Company then obtained additional mortgage financing for the Biloxi Star Theatre in the amount of $1,200,000. The Company also incurred seller financing of $8,000,000 with respect to the purchase of the Country Tonite Theatre. The Biloxi Star Theatre mortgage financing and additional fi-nancing of $5,200,000 and $1,200,000, respectively, were repaid at the time of its sale. Concurrent with the sale, the Company entered into a credit arrange-ment with Grand Casinos which provided the Company with a line of credit of $1,750,000, secured by a second mortgage on the Grand Hinckley Inn. The Company can only draw $1,250,000 (subsequently increased to $1,289,000) of this line and such draws must be for working capital needs. The remaining $500,000 (none of which has been drawn) is available only for payment of any additional, unknown liabilities relating to the Biloxi Star Theatre. The Company had drawn the full $1,289,000 available for working capital purposes, but has since repaid an aggregate of $500,000 in principal amount.

     The Grand Hinckley Inn first mortgage note, approximately $2,890,000 in principal amount of which was outstanding at March 31, 1996, is payable in monthly installments of principal and interest of $44,725 through May 1, 2004. In addition, an aggregate of approximately $111,000 of equipment financing was then outstanding. The Country Tonite Theatre mortgage note, with an outstanding principal balance of $7,683,000 at March 31, 1996, is payable in monthly installments of principal and interest of $73,035, with a final payment due at maturity of $7,078,000. The $789,000 principal amount outstanding under the credit line is due on June 30, 1996.

     In order to restore liquidity to the Company's operations, at the time the Company sold the Biloxi Star Theatre and obtained the working capital line of credit, management undertook a major general and administrative cost reduction program (both at the corporate level and operations level), an enhanced market-ing efforts for its entertainment businesses.

     In September and November 1995, certain investors exercised warrants to acquire 1,268,444 shares of the Company's Common Stock for $1,180,000 in cash and $1.5 million in promissory notes due $500,000 in January 1996 ($268,000 of which has been paid to date and the balance of which is anticipated to be re-ceived in June 1996) and $1 million in December 1996.

     In February 1996, the Company completed a private placement of $1,650,000 in principal amount of 8% convertible debentures (with net proceeds of $1,493,000). The debentures have a one year maturity but are convertible into shares of common stock at a price equal to 75% of market value based on then current trading prices. The debentures were not registered and will not be registered under the Securities Act of 1933. Through May 13, 1996, $225,000 of principal ampunt of the debentures have been converted into 102,744 common shares.

     The Company did not consummate the planned purchase of certain assets of the Palace Casino. As a result, the Company expensed costs totaling approxi-mately $771,000 in the quarter ended March 31, 1996.

     Although the Company's working capital position remained negative as of March 31, 1996, all debt payments were timely made. In addition, cash balances continue to improve and an operating profit was realized in the last two quarters of fiscal 1995 and the first quarter of fiscal 1996 for the hospitality and entertainment segments. Moreover, revenues at the Country Tonite Theatre improved substantially in fiscal 1995 and the first two quarters of fiscal 1996, and management anticipate positive net income and cash flow from such operations during the peak season months of calendar 1996.

     If profits from continuing operations are achieved on an annual basis, it is unlikely that substantial income tax payments will be required until existing state and federal tax loss carryforwards of approximately $10.9 million are absorbed.

     Management believes that sums due in connection with the November 1995 warrant exercises, cash on hand, and funds from operations will be sufficient to enable the Company to meet its operating cash needs and to repay its debt service obligations, including the remaining balance of $789,000 due under its line of credit on June 30, 1996, although no assurance can be given in this regard.

SEASONALITY

     The Company expects its hotel operations will be affected by seasonal factors, including holidays, weather and travel conditions. The theatre oper-ation in Branson, Missouri, will also be affected by seasonal factors and, in addition, will be closed from mid-December through mid-March. This period is historically when theatres like the Company's normally close in Branson.

IMPACT OF INFLATION

     Management does not believe that inflation has had any significant adverse impact on the Company's financial condition or results of operations for the periods presented. An increase in the rate of inflation could adversely affect the Company's future operations and expansion plans.

IMPACT OF NEW ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement establishes accounting standards for the impairment of long-lived assets, cer-tain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company will adopt this standard on October 1, 1996, the impact of which is not anticipated to be material.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

All statements contained herein that are not historical facts are based on cur-rent expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the follow-ing: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as the introduction of new hotels or renovation of existing hotels in the same markets; changes in travel patterns which could affect demand for the Company's hotels; changes in development and operating costs, including labor, construction, land, equipment, and capital costs; general business and economic conditions; and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as of the date made.

                    PART II OTHER INFORMATION


Item 1.   Legal Proceedings

     The Company is party to various legal proceedings as described in its Annual Report on Form 10-KSB for the year ended September 30, 1995. There have been no further developments regarding such proceedings during the three months ended December 31, 1995, except as described below.

     On April 17, 1995, David C. Fondrie, a former Chief Executive officer and President of the Company brought suit against the Company and its chairman in connection with the termination of his employment contract. On February 13, 1996, the parties entered into a Settlement Agreement and Mutual Release pursuant to which the Company has paid $20,000 and issued 15,000 shares of the common Stock to Mr. Fondrie. The Company has also agreed to pay an additional $20,000 on or before March 30, 1996 to Mr. Fondrie and to register the shares on a piggy-back basis. Mr. Fondrie has released the Company and its chairman from all claims. The parties have filed a stipulation and order for the dismissal of the court action with prejudice.

     On November 13, 1995, Casino Resorts, Inc., a Minnesota corporation, com-menced an action in a Minnesota state court against Monarch and the Company alleging breach of contract against Monarch and tortious interference with a contractual or business relationship against the Company. The claims arise out of a July 1993 letter of intent between the plaintiff and Monarch. The Company has filed an answer to the complaint asserting affirmative defenses relying in part on its lack of knowledge of the existence of the July 1993 letter of intent when it negotiated its January 1995 Memorandum of Understanding with Monarch. Management believes that the claim against it is without merit and plans to vigorously defend against this matter.

     James and Prudence Barnes, former officers of a subsidiary of the Company, have brought suit against the Company in connection with their termination from employment in June 1995. No specific amount of damages have been claimed, however, prior to the filing of the suit, the Barnes' offered to settle the matter for $500,000. The Company believes that damages, if warranted, are well below such amount and, accordingly, intends to vigorously defend this matter.

     In March 1996, PDC, a Minnesota limited liability company, and two of its officers, filed suit against the Company, Harrah's Entertainment and Monarch Casinos in Minnesota,alleging tortious interference with its business relations and prospective economic advantage, as well as false light invasion of privacy in connection with the Pokagon Indian gaming award. The Company's general liability carrier has taken up the defense of the Company. The Company and its insurance carrier intend to vigorously defend this matter, as management believes that the claims are without merit.

Item 2.   Exhibits and Reports on Form 8-K

     The following Forms 8-K have been filed during the three months ended March 31, 1996:

     1.   January 4, 1996 announcing exercise of certain company warrants.
     2.   January 30, 1996 reporting termination of chief financial officer.
     3. January 31, 1996 reporting the termination of the agreement to purchase certain Palace Casino assets.
     4.   March 7, 1996 reporting the private sale of debentures.

                            SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                         CASINO RESOURCE CORPORATION



Date May 14, 1996        John J. Pilger

                         John J. Pilger, President & CEO



Date May 14, 1996        Maurice P. Gaudet

                         Maurice P. Gaudet, Controller and Acting Chief Financial Officer (Chief Accounting Officer)