Form 10QSB/A
period 1996-03-31
CASINO RESOURCE CORP
filed 1996-08-14
CIK 899778

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          Form 10-QSB

                           (Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996
                          (Amendment #1)
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

As of May 13, 1996, 9,007,225 Shares of Common Stock and 2,760,000 of Redeemable Class A Warrants of the Company were outstanding.

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
                                           (unaudited)
ASSETS:
Current Assets
 Cash and cash equivalents                  $  1,332            $  1,043
 Restricted cash                                 332                 327
 Accounts receivable, net                        601                 526
 Prepaid expenses                                493                 313
                                           ---------           ---------
    Total Current Assets                       2,758               2,209

Property and Equipment                        17,574              17,391
  Less accumulated depreciation             (  2,061)           (  1,530)
                                           ---------          ----------
    Net property and equipment                15,513              15,861

Other Assets
 Related parties assets                          316                 359
 Deferred development costs                    1,002                 980
 Intangibles, net                                623                 647
 Other                                           899                 895
                                           ---------           ---------
    Total Other Assets                         2,840               2,881
                                           ---------           ---------
                                             $21,111             $20,951
                                           =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable                           $  1,229            $  1,658
 Accrued expenses                                943                 701
 Related parties                                  --                 103
 Line-of-credit and current maturities
    of long-term debt                          1,332               1,967
                                           ---------           ---------
 Total Current Liabilities                     3,504               4,429

Convertible debentures                         1,650                  --

Long-term debt                                10,289              10,488
                                           ---------           ---------
    Total Liabilities                         15,443              14,917

Commitments and Contingencies

Stockholders' Equity
 Capital shares                                   89                  77
 Paid-in Capital                              20,867              18,742
 Deficit                                     (14,056)            (12,785)
                                           ---------           ---------
                                               6,900               6,034
                                           ---------           ---------
Note receivable related to common stock     (  1,232)                 --
Total Stockholders' Equity                     5,668               6,034
                                           ---------           ---------
                                             $21,111             $20,951
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

                    PART II OTHER INFORMATION


Item 1.   Legal Proceedings

     The Company is party to various legal proceedings as described in its Annual Report on Form 10-KSB for the year ended September 30, 1995. There have been no further developments regarding such proceedings during the three months ended March 31, 1996, except as described below.

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

Item 2.   Exhibits and Reports on Form 8-K

  1. Exhibits

     1. Financial Data Schedule(EX-27)


  2. Reports on Form 8-K
      The following Forms 8-K have been filed during the three months ended March 31, 1996:

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

                         CASINO RESOURCE CORPORATION



Date August 14, 1996        John J. Pilger

                         John J. Pilger, President & CEO



Date August 14, 1996        Maurice P. Gaudet

                         Maurice P. Gaudet, Controller and Acting Chief Financial Officer (Chief Accounting Officer)