Form 10QSB
period 1996-06-30
CASINO RESOURCE CORP
filed 1996-08-14
CIK 899778

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                             OF 1934

             For the quarterly period ended June 30, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 or 15(D) OF THE EXCHANGE ACT

Commission file number: 0-22242


                        CASINO RESOURCE CORPORATION

	Minnesota
(State or other jurisdiction of                        	41-0950482
 incorporation or organization)          (I.R.S. Employer Identification No.)

                        1719 Beach Boulevard, Suite 306
                         Biloxi, Mississippi 39531
                    (Address of principal executive officers)

                                  601-435-1976
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          [X] Yes     [ ] No

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

As of August 6, 1996, 9,637,984 Shares of Common Stock and 2,760,000 of Redeemable Class A Warrants of the Company were outstanding.

                      INDEX TO QUARTERLY REPORT
                           ON FORM 10-QSB


PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
        of Operations


PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Exhibits and Reports on Form 8-K


SIGNATURES
PART I FINANCIAL INFORMATION

Item 1.   Financial Statements

                CASINO RESOURCE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS(In thousands)
                            (In Thousands)


                                                 	June 30,	  	September 30,
		                                        						    1996 			       1995*
                                                (unaudited)
ASSETS:
Current Assets
	Cash and cash equivalents			                    $  1,452		   	$  1,043
	Restricted cash		                                   	335	        		327
	Accounts receivable, net		                          	455		        	526
	Prepaid expenses		                                  	468		        	313
	                                                 --------      --------
Total Current Assets		                             	2,710		      	2,209

Property and Equipment		                          	17,633		     	17,391
  Less accumulated depreciation		                 ( 2,327)		    ( 1,530)
                                                  --------      --------
 	Net property and equipment                       15,306		      15,861


Other Assets
	Related parties assets		                            	351		        	359
	Deferred development costs		                      	1,423		        	980
	Intangibles, net	                                  		645        			647
	Other			                                             698			        895
	                                                 --------      --------
  Total Other Assets			                             3,117			      2,881
                                                  --------      --------
			                                              	$21,133    			$20,951
                                                  ========      ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
	Accounts payable			                             $  1,017		   	$  1,658
	Accrued expenses			                                1,077	        		701
	Related parties			                                  		--          	103
	Line-of-credit and current maturities
	   of long-term debt		   	                         1,566        	1,967
                                                  --------      --------
	Total Current Liabilities		                       	3,660      			4,429

Long-term debt			                                  10,255			     10,488
                                                  --------      --------
	Total Liabilities			                              13,915		     	14,917

Commitments and Contingencies

Stockholders' Equity
	Capital shares		                                     	96         			77
	Paid-in Capital		                                	21,955		     	18,742
	Deficit	                                       	( 13,601)		    (12,785)
			                                               --------      --------
	                                                  	8,450		      	6,034
Note receivable related to common stock	        	(  1,232)     	     --
	                                                 --------      --------
Total Stockholders' Equity		                      	 7,218			      6,034
                                                  --------      --------
				                                              $21,133			    $20,951
                                                  ========      ========

*Condensed from audited financial statements

	The accompanying notes are an integral part of these condensed financial statements.


             CASINO RESOURCE CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND CASH FLOWS
                  FOR THE NINE MONTHS ENDED JUNE 30
                             (unaudited)
                (In thousands, except per share data)

                                                      1996 		         1995
INCOME FROM CONTINUING OPERATIONS
	Entertainment revenues			                        $   5,983			    $   4,247
	Hospitality revenues		                              	2,776		        	2,545

	Operating costs - entertainment		                    4,485 		        4,073
	Operating costs - hospitality		                      1,730    	      1,161

 Loss on gaming projects		                              771          		  --

	General and administrative expense		                 1,685 	         1,188

	Other income (expense)		                           (   904) 	         (719)
                                                  ----------      ----------
LOSS FROM CONTINUING OPERATIONS		                   (   816)        (   349)

DISCONTINUED OPERATIONS:
Income from discontinued operations
 net of applicable taxes		                               --		 	          55
                                                  ----------      ----------
NET LOSS	                                         	$(   816)  		   $(   294)
                                                  ==========      ==========

NET LOSS PER COMMON SHARE		                        $(   .09)  	    $(   .04)
                                                  ==========      ==========

Weighted average shares, common stock    	         8,724,345       7,479,368
                                                  ==========      ==========
CASH FLOWS FROM OPERATING ACTIVITIES
	Net loss	                                        	$(    816)		   $(     294)
	Adjustments to reconcile net loss to net cash
	   (used in) provided by operating activities
	   Depreciation and amortization		                     	984           		960
	   Changes in assets and liabilities
	      Accounts receivable	                             		71			          171
	      Prepaid expenses		                           (    155) 	     (     53)
	      Other assets                                    			12           			80
	      Accounts payable		                           (    641)		       (1,366)
	      Accrued expenses			                               376		      (     63)
                                                    ---------       ---------
	Net Cash Used In Operating
    Activities		                                     (   169)		     (    565)
                                                    ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
	Decrease (increase) in restricted cash		    	       (     8) 		        	693
	Purchase of property and equipment		               	(   242)		     (     44)
	Increase in deferred development costs	           		(   443)		     (    355)
	Decrease (increase) in due to/from related
 parties-net                                         (    95)       (     81)
                                                    ---------       ---------
 Cash (Used In) Provided by Investing Activities	  	 (   788) 	          213
                                                    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and
  other equity transactions		                          1,002  		    (      9)
Proceeds from convertible debenture offering 	        	1,493              --
Proceeds from line-of-credit borrowings and		            	24		        	1,282
 long-term debt
Payments on line-of-credit and long-term debt		       (1,153)		     (    587)
                                                    ---------       ---------
Net Cash Provided by Financing Activities              1,366 			         686
                                                    ---------       ---------
Net Increase in Cash and Cash Equivalents		             	409		          	334

CASH AND CASH EQUIVALENTS:
At beginning of period			                              1,043			          140
                                                    ---------       ---------
At end of period		                                  $  1,452 		     $    474
                                                    =========       =========

	The accompanying notes are an integral part of these condensed financial statements.



            CASINO RESOURCE CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND CASH FLOWS
                  FOR THE THREE MONTHS ENDED JUNE 30
                              (unaudited)
                (In thousands, except per share data)


                                                    				1996	     	 	1995

INCOME FROM CONTINUING OPERATIONS
	Entertainment revenues			                          $   2,716			$    1,918
	Hospitality revenues		                                  	982		       	895

	Operating costs - entertainment		                     	1,802	     		1,505
	Operating costs - hospitality		                         	645	       		392

	Loss on gaming projects				          	                    --           --

	General and administrative expense		                    	504		       	399

	Other income (expense)		                              (  292)		     ( 293)

	INCOME FROM CONTINUING OPERATIONS	                     		455	       		224

DISCONTINUED OPERATIONS:

Income from discontinued operations net of
	applicable taxes			                                       --			        --

NET INCOME	                                       		 $    455  		 $    224
                                                     =========    =========
NET INCOME PER COMMON SHARE                          $    .05 	 	 $    .03
                                                     =========    =========

Weighted average shares, common stock	             	9,152,209 	 	8,106,789
                                                    ==========   ==========
CASH FLOWS FROM OPERATING ACTIVITIES
	Net Income			                                            455       			224
	Adjustments to reconcile net loss to net cash
	(used in) provided by operating activities
	Depreciation and amortization			                         372		       	317
	Changes in assets and liabilities
	Accounts receivable			                                   146		       	261
	Prepaid expenses		                                   (    25)     (   125)
	Other assets		                                            	3			        21
	Accounts payable		                                   (   212)		   (   578)
	Accrued expenses			                                      134 	        284
                                                     ---------    ---------
 Net Cash Used In Operating Activities			                 873			       404

CASH FLOWS FROM INVESTING ACTIVITIES
	Increase in restricted cash		                        (     3)		   (     1)
	Purchase of property and equipment		                 (    59)		   (    11)
	Decrease in deferred development costs		             (   421)     (   236)
	Increase in due to/from related parties-net		        (    35)	    (     3)
                                                     ---------    ---------
Net Cash Used In Investing Activities	              	 (   518) 		  (   251)
                                                     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
	Proceeds from issuance of common stock
  and other equity transactions		                  	       60		    (    20)
	Proceeds from debenture offering		                        --	     	   	--
	Proceeds from line-of-credit borrowings
 and long-term debt                                        --           32
 Payments on line of credit and long-term debt        (   295)     (    52)
                                                      ---------    ---------
Net Cash Used In Financing Activities                  (  235)     (    40)

Net Increase in Cash and Cash Equivalents 	               	120	      		113

CASH AND CASH EQUIVALENTS:
	At beginning of period	                               		1,332      			361
                                                      ---------   ---------
	At end of period		                                 	 $  1,452 			$    474
                                                      =========   =========

	The accompanying notes are an integral part of these condensed financial statements.

                CASINO RESOURCE CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)

NOTE 1  Basis of Presentation

 The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

	Certain reclassifications of prior period amounts have been made to conform to current period presentation.

	Because of the seasonal closing of the Company's theater the results of operations for the nine-month and three-month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2  Debt

	The Company's debt at June 30, 1996 consists primarily of a first lien mortgage on its Grand Hinckley Inn of $2,832,000; a secured furniture and equipment loan relating to the Grand Hinckley Inn of $31,000; a first lien mortgage on the Country Tonite Theatre of $7,643,000; a working capital line of credit owing to Grand Casinos, Inc. of $689,000, and convertible debentures totaling $495,000.

NOTE 3  Capital Stock

	In November 1995, investors exercised warrants to acquire 1,143,444 of the Company's common shares for cash of $650,000 plus $1.5 million in promissory notes due $500,000 in January 1996 ($268,000 of which has been paid and $232,000 of which is anticipated to be paid in September 1996) and $1.0 million in December 1996.

	In February 1996, 15,000 shares of common stock were issued pursuant to a settlement agreement with a former officer of the Company. Through August 6, 1996, $1,175,000 of convertible debentures have been converted into 733,533 shares of common stock.

	In June, 1996, the Board of Directors approved an Executive Stock Option Plan. Five percent of the shares of common stock outstanding as of the third Monday in June will be used as the basis for option distribution under the plan. Approximately 445,000 shares of common stock will be placed in reserve with a grant date of June 17, 1996. Options totaling 405,000 shares were granted on June 17, 1996 at $1.6875 (Fair Market Value). One third of awarded options vest immediately, with an additional one third vesting in each of the next two years of service.

NOTE 4  Deferred Development Costs

	Deferred development costs consist of externally incurred charges principally related to the development of the Company's gaming ventures.

NOTE 5  Supplemental Disclosure of Cash Flow Information

	Cash expended during the six months ended June 30, 1996 and 1995 for interest was $913,000 and $879,000, respectively, and income tax payments for the same periods were $74,000 and $2,000, respectively. The Company has federal and state tax loss carry forwards of approximately $10.9 million.


Item 2.	Management's Discussion and Analysis of Financial Condition and
        Results of Operations

 The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

NINE MONTHS ENDED JUNE 30, 1996 COMPARED TO NINE MONTHS ENDED JUNE 30, 1995

	Revenues from continuing operations for the nine months ended June 30, 1996 aggregated $8,759,000 including hospitality segment revenues of $2,776,000
(from the Grand Hinckley Inn) and entertainment segment revenues of
$5,983,000 ($4,341,000 for the Country Tonite Theatre and $1,642,000 for the
Country Tonite production show).  For the nine months ended June 30, 1995, comparable revenues totaled $6,792,000, including $2,545,000 for the hospitality segment and $4,247,000 for the entertainment segment ($2,461,000 for the Country Tonite Theatre and $1,786,000 for the Country Tonite
Production Show).


	The Country Tonite production show had operating costs (including general and administrative costs and depreciation) of $1,320,000 for the nine months ended June 30, 1996, resulting in operating income of $322,000 for the period. For the nine months ended June 30, 1995, comparable operating costs were $1,629,000, resulting in operating income of $157,000 for the period. Operating costs in the first nine months of fiscal 1996 were lower due to reduced administrative costs.

	Hospitality operating costs (including project, general and administrative costs, and depreciation) were $1,730,000 for the nine months ended June 30, 1996, producing operating income of $1,046,000. During this period, the hotel had an average daily occupancy rate of 85%, with an average daily room rental rate of $53 augmented by a $20 per night per occupied room fee paid by Grand Casino Hinckley. In the comparable period of the prior fiscal year, operating costs were $1,161,000 with operating income of $1,384,000 while the average daily occupancy rate was 78% and the average daily room rental was $51. Under the Company's profit sharing agreement with Grand Casino Hinckley, the Company allocated approximately $380,000 in profit sharing fees to the Enterprise for the first nine months of fiscal 1996 compared to $35,000 required during the compararable period in fiscal 1995. The increase in profit sharing expense resulted from depletion of a one time exemption which was fully utilized in fiscal 1995. The increase in operating costs between the 1996 and 1995 fiscal periods was due principally to an increase in profit sharing fees.

	The Country Tonite Theatre was open for two shows daily on a six-day-per-week basis until December 18, 1995, when it closed for the season. Country Tonite Theatre reopened on March 14, 1996. Country Tonite Theatre operating costs (including project, general and administrative costs and depreciation) were $3,165,000 for the nine months ended June 30, 1996, producing operating income of $1,176,000 for the period. Operating costs were $2,444,000, resulting in an operating income of $17,000, for the same period in the prior fiscal year.

	During the first nine months of fiscal 1996, the Country Tonite Theatre averaged daily paid attendance of 1,572, with an average ticket price of $15.24, compared to average paid attendance of 1,213 and an average ticket price of $14.22 during the first nine months of 1995. The substantial increase in ticket sales and revenues resulted from enhanced marketing efforts. New venues are being explored for possible expansion of the Country Tonite production to other geographic areas.

	The Company's corporate general and administrative expenses aggregated $1,685,000 for the nine months ended June 30, 1996, compared to $1,188,000 for the same period in the prior year. The increase is due principally to higher legal and professional costs associated with the Company's pursuit of new business opportunities.

 The Company did not consumate the planned purchase of certain assets of the Palace Casino. As a result, the Company expensed costs totalling approximately $771,000 in the nine month period ended June 30, 1996.

	Interest expense totaled $879,000 for the first nine months of fiscal 1996, compared to $974,000 for the first nine months of fiscal 1995.  The decrease reflects lower indebtedness.



THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

	Revenues from continuing operations for the three months ended June 30, 1996 aggregated $3,698,000, including hospitality segment revenues of $982,000
(from the Grand Hinckley Inn) and entertainment segment revenues of
$2,716,000 ($2,170,000 for the Country Tonite Theatre and $546,000 for the
Country Tonite production show).  For the three months ended June 30, 1995, comparable revenues totaled $2,813,000, including $895,000 for the hospitality segment and $1,918,000 for the entertainment segment ($1,339,000 for the Country Tonite Theatre and $579,000 for the Country Tonite Production
Show).


	The Country Tonite production show had operating costs (including general and administrative costs and depreciation) of $427,000 for the three months ended June 30, 1996, resulting in operating income of $119,000 for the period. For the three months ended June 30, 1995, comparable operating costs were $518,000, resulting in operating income of $61,000 for the period.
Operating costs in the third quarter of fiscal 1996 were lower due to reduced administrative costs.

Hospitality operating costs (including project, general and administrative costs, and depreciation) were $645,000 for the three months ended June 30, 1996, producing operating income of $337,000. During this period, the hotel had an average daily occupancy rate of 84%, with an average daily room rental rate of $56.00 augmented by a $20.00 per night per occupied room fee paid by Grand Casino Hinckley. In the comparable period of the prior fiscal year, operating costs were $392,000 with operating income of $503,000. The average daily occupancy rate was 78% and the average daily room rental was $59.00. Under the Company's profit sharing arrangement with Grand Casino Hinckley, the Company allocated approximately $200,000 in profit sharing fees to the Enterprise for the third quarter of fiscal 1996. There was $34,000 of profit sharing required during the comparable period in fiscal 1995. The increase in profit sharing is due to the utilization of a one time exemption in 1995. The increase in operating expenses between the 1996 and 1995 fiscal periods was due principally to profit sharing fees.

	Country Tonite Theatre operating costs (including project, general and administrative costs and depreciation) were $427,000 for the three months ended June 30, 1996, resulting in an operating income of $118,000 for the quarter. Operating costs were $518,000, resulting in an operating income of $61,000, for the same period in the prior fiscal year. Operating costs for the third quarter of 1996 were lower due to reduced administrative costs.

	During the third quarter of fiscal 1996, the Country Tonite Theatre averaged daily paid attendance of 1,498, with an average ticket price of $16.24, compared to average paid attendance of 1,040 and an average ticket price of
$14.63 during the third quarter of fiscal 1995.  The substantial increase in ticket sales and revenues resulted from enhanced marketing efforts.

	The Company's corporate general and administrative expenses aggregated $504,000 for the three months ended June 30, 1996 compared to $399,000 for the same period in the prior year. The current year quarter reflects higher legal and professional fees principally associated with the Company's pursuit of new business opportunities.

	Interest expense totaled $311,000 for the quarter ended June 30, 1996, compared to $332,000 for the comparable fiscal 1995 quarter.

CAPITAL EXPENDITURES

	Capital expenditures by the Company were $59,000 for the three months ended
June 30, 1996 compared to $11,000 for the comparable period in the prior year.  Capital expenditures for the 1996 fiscal quarter consisted principally of additional equipment purchases for the entertainment segment.

LIQUIDITY AND CAPITAL RESOURCES

	The Company financed the expansion of its operations commencing in fiscal 1993 through the public offering and private placement of its Common Stock.

 In 1994, the Company obtained mortgage financing for the Grand Hinckley Inn and Biloxi Star Theatre in the amounts of $3,300,000 and $5,200,000, respectively. The Company also incurred $940,000 in equipment financing for the Grand Hinckley Inn. The Company then obtained additional mortgage financing for the Biloxi Star Theatre in the amount of $1,200,000. The Company also incurred seller financing of $8,000,000 with respect to the purchase of the Country Tonite Theatre. The Biloxi Star Theatre mortgage financing and additional financing of $5,200,000 and $1,200,000,respectively, were repaid at the time of its sale. Concurrent with the sale the Company entered into a credit agreement with Grand Casinos which provided the Company with a line of credit of $1,750,000, secured by a second mortgage on the Grand Hinckley Inn. The Company can draw only $1,250,000 (subsequently increased to $1,289,000) of this line and such draws must be for working capital needs.
The remaining $500,000 (none of which has been drawn) is only available for payment of additional, unknown liabilities relating to the Biloxi Star Theatre. The Company had drawn the full $1,289,000 available for working capital purposes, but has since repaid an aggregate of $600,000 in principal.


	The Grand Hinckley Inn first lien mortgage balance was approximately $2,832,000 as of June 30, 1996. This note is payable in monthly installments of principal and interest of $43,942 through May 1, 2004.
In addition, an aggregate of approximately $31,000 of equipment financing is outstanding as of June 30, 1996. The Country Tonite Theatre first lien mortgage has an outstanding principal balance of $7,643,000 at June 30, 1996. is This note is payable in monthly installments of principal and interest of $73,035, with a final payment due at maturity of $7,078,000. The $689,000 principal amount outstanding under the Grand credit line, as recently amended, is now due in installments of $50,000 a month plus interest.

 At the time the Company sold the Biloxi Star Theatre and obtained the working capital line of credit, management undertook a major general and administrative cost reduction program (both at the corporate level and operations level), and enhanced marketing efforts for its entertainment businesses.

	In September and November 1995, certain investors exercised warrants to acquire 1,268,444 shares of the Company's Common Stock for $1,180,000 in cash and $1.5 million in promissory notes due $500,000 in January 1996 ($268,000 of which has been paid to date and the balance of which is anticipated to be received by September 1996) and $1 million in December 1996.

	In February 1996, the Company completed a private placement of $1,650,000 in principal amount of 8% convertible debentures (with net proceeds of
$1,493,000).  The debentures have a one year maturity but are convertible into shares of common stock at a price equal to 75% of market value based on then current trading prices.  The debentures were not registered and will not be registered under the Securities Act of 1933.  Through August 6, 1996,
$1,175,000 of the principal amount of the debentures have been converted to
733,533 common shares.


  Although the Company's working capital position remains negative, it has improved over the last year during which all debt payments were timely made. In addition, cash balances continue to improve, as an operating profit was realized in the last two quarters of fiscal 1995 and the first and third quarters of fiscal 1996 for the entertainment segment while the hospitality segment has remained consistently profitable. Moreover, revenues at the Country Tonite Theatre improved substantially in fiscal 1995 and the first three quarters of fiscal 1996. Management anticipates positive net income and cash flow from such operations during the remaining months of fiscal 1996.


 It is unlikely that ant material income tax payments will be required until existing state and federal tax loss carry forwards of approximately $10.9 million are absorbed.

	Management believes that notes due in connection with the November 1995 warrant exercises, cash on hand, and funds from operations will be sufficient to enable the Company to meet its operating cash needs and to repay its debt service obligations. However, additional capital, the source of which has not been identified, will be needed to fund a proposed gaming venture in Tunisia.



SEASONALITY

	The Company expects its hotel operations will be affected by seasonal factors, including holidays, weather and travel conditions. The theater operation in Branson, Missouri, will also be affected by seasonal factors and ,in addition, will be closed from mid-December through mid-March. This period is historically when theaters normally close in Branson.


IMPACT OF INFLATION

	Management does not believe that inflation has had any significant adverse impact on the Company's financial condition or results of operations for the periods presented. An increase in the rate of inflation could adversely affect the Company's future operations and expansion plans.


IMPACT OF NEW ACCOUNTING STANDARDS

	 In March 1995, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards (SFAS) No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed
Of."  This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.  The Company will adopt this standard on October 1, 1996, the impact of which is not anticipated to be material.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

All statements contained herein that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as the introduction of new hotels or renovation of existing hotels in the same markets; change in travel patterns which could affect demand for the Company's hotel; changes in development and operating costs, including labor, construction, land, equipment, and capital costs; general business and economic conditions; and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Act Litigation Reform Act of 1995, and as such, speak only as of the date made.


                         PART II OTHER INFORMATION


Item 1.   Legal Proceedings

	The Company is party to various legal proceedings as described in its Annual
Report on Form 10-KSB for the year ended September 30, 1995. There have been no further developments regarding such proceedings during the three months ended June 30, 1996, except as described below.


	On November 13, 1995, Casino Resorts, Inc., a Minnesota corporation, commenced an action in a Minnesota state court against Monarch and the Company alleging breach of contract against Monarch and tortious interference with a contractual or business relationship against the Company.
The claims arise out of a July 1993 letter of intent between the plaintiff and Monarch. The Company has filed an answer to the complaint asserting affirmative defenses relying in part on its lack of knowledge of the existence of the July 1993 letter of intent when it negotiated its January 1995 memorandum of understanding with Monarch. Management believes that the claim against it is without merit and plans to vigorously defend against this matter.


	James and Prudence Barnes, former officers of a subsidiary of the Company, have brought suit against the Company in connection with their employment termination in June 1995. No specific amount of damages have been claimed, however, prior to the filing of the suit, the Barnes' offered to settle the matter for $500,000. The Company believes that damages, if warranted, are well below such amount and, accordingly, intends to vigorously defend this matter.

 In March 1996, PDC, a Minnesota limited liability company, and two of its officers, filed suit against the Company, Harrah's Entertainment and Monarch Casinos in Minnesota and Michigan, alleging tortious interference with its business relations and prospective economic advantage, as well as false light invasion of privacy in connection with the Pokagon Indian gaming award.
The Company's general liability carrier has taken up the defense of the Company. The Company and its insurance carrier intend to vigorously defend this matter, as management believes that the claims are without merit.



Item 2.   Exhibits and Reports on Form 8-K


(A) EXHIBITS

  1. Financial Data Schedule(EX-27)

(B) FILINGS ON FORM 8-K

      The following Forms 8-K have been filed during the three months ended June 30, 1996:

	 1.   April 1, 1996 announcing extension of warrant exercise period.



SIGNATURES

	In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

CASINO RESOURCE CORPORATION



Date August 14, 1996


- -------------------------------
John J. Pilger, President & CEO


Date August 14, 1996


- -------------------------------
Maurice P. Gaudet, Controller
and Acting Chief Financial Officer
(Chief Accounting Officer)