Form 10QSB/A
period 1996-06-30
CASINO RESOURCE CORP
filed 1996-08-14
CIK 899778

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                             OF 1934

             For the quarterly period ended June 30, 1996
                          (Amendment #1)
[ ]  TRANSITION REPORT UNDER SECTION 13 or 15(D) OF THE EXCHANGE ACT

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


SIGNATURES
PART I FINANCIAL INFORMATION

Item 1.   Financial Statements

                CASINO RESOURCE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS(In thousands)
                            (In Thousands)


                                                 	June 30,	  	September 30,
		                                        						    1996 			       1995*
                                                (unaudited)
ASSETS:
Current Assets
	Cash and cash equivalents			                    $  1,452		   	$  1,043
	Restricted cash		                                   	335	        		327
	Accounts receivable, net		                          	455		        	526
	Prepaid expenses		                                  	468		        	313
	                                                 --------      --------
Total Current Assets		                             	2,710		      	2,209

Property and Equipment		                          	17,633		     	17,391
  Less accumulated depreciation		                 ( 2,327)		    ( 1,530)
                                                  --------      --------
 	Net property and equipment                       15,306		      15,861


Other Assets
	Related parties assets		                            	351		        	359
	Deferred development costs		                      	1,423		        	980
	Intangibles, net	                                  		645        			647
	Other			                                             698			        895
	                                                 --------      --------
  Total Other Assets			                             3,117			      2,881
                                                  --------      --------
			                                              	$21,133    			$20,951
                                                  ========      ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
	Accounts payable			                             $  1,017		   	$  1,658
	Accrued expenses			                                1,077	        		701
	Related parties			                                  		--          	103
	Line-of-credit and current maturities
	   of long-term debt		   	                         1,071        	1,967
                                                  --------      --------
	Total Current Liabilities		                       	3,165      			4,429

Convertible debt                                      495            --

Long-term debt			                                  10,255			     10,488
                                                  --------      --------
	Total Liabilities			                              13,915		     	14,917

Commitments and Contingencies

Stockholders' Equity
	Capital shares		                                     	96         			77
	Paid-in Capital		                                	21,955		     	18,742
	Deficit	                                       	( 13,601)		    (12,785)
			                                               --------      --------
	                                                  	8,450		      	6,034
Note receivable related to common stock	        	(  1,232)     	     --
	                                                 --------      --------
Total Stockholders' Equity		                      	 7,218			      6,034
                                                  --------      --------
				                                              $21,133			    $20,951
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