Form 10-K
period 1996-09-30
CASINO RESOURCE CORP
filed 1996-12-30
CIK 899778

                         SECURITIES AND EXCHANGE: COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 (FEE REQUIRED)

                     For the fiscal year ended September 30, 1996

                                          OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)]

                            Commission file number 0-22242

                             CASINO RESOURCE CORPORATION
                  (Name of the small business issuer in its charter)


            MINNESOTA                                         41-0950482
    (State or jurisdiction of                             (I.R.S. Employer
    incorporation or organization)                       Identification No.)


                           1719 Beach Boulevard, Suite 306
                              Biloxi, Mississippi 39531
                       (Address of principal executive offices)

                       Issuer's telephone number (601) 435-1976


Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Name of each exchange on which registered:   N/A

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock and Class A Warrants

    Check whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No   .
           ---    ---

    Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    The Company's revenues for the fiscal year ended September 30,1996 were $12,906,000.

    As of December 13, 1996, 10,043,364 shares of Common Stock were outstanding, and the aggregate market value of such Common Stock (based upon the last reported sale price on the Nasdaq National Market), excluding outstanding shares beneficially owned by affiliates was approximately $17,575,887.

                         DOCUMENTS INCORPORATED BY REFERENCE

                                                 Part of Form 10-K
Document                                         Into Which Incorporated
--------                                         -----------------------
Casino Resource Corporation's
Definitive Proxy Statement for the
1997 Annual Meeting (to be filed)                Part III

--------------------------------------------------------------------------------
                                        PART I
--------------------------------------------------------------------------------


ITEM 1.  BUSINESS

GENERAL

    The Company was organized in 1969. In 1987, the Company merged into an inactive public corporation, and in 1993, it changed its name to Casino Resource Corporation. Prior to 1987, the Company engaged in various business activities unrelated to its current or proposed businesses. Between 1987 and 1991, the Company's primary business was owning and managing recreational vehicle resorts, and providing related direct marketing services. The Company sold its capital-intensive camp resort properties during 1988 through 1991 and began offering its direct marketing services to the recreational real estate industry, primarily focusing on time share and camp resort developments and, eventually, to the casino industry. The Company sold its time-share and camp resort direct marketing business in May 1994, and directed its focus to the hospitality and entertainment industry in both gaming and high-tourist areas, and to the emerging gaming industry.

    The Company entered the hospitality and entertainment industries by acquiring or developing four businesses, one of which has been sold. In March 1994, the Company purchased a musical production company which stages an award-winning show at the Aladdin Hotel in Las Vegas, Nevada. Also in March 1994, the Company purchased its "Country Tonite Theatre" in Branson, Missouri, which was reopened for business in May 1994. In May 1994, the Company completed construction of and opened its 154-room hotel, the "Grand Hinckley Inn," on 7.5 acres of leased land in northern Minnesota adjacent to the Grand Casino Hinckley, an Indian gaming facility operated by Grand Casinos, Inc. ("Grand Casinos"). Also, in May 1994, the Company completed construction of the 1,872-seat "Biloxi Star Theatre" adjacent to the Grand Casino Biloxi on the Gulf Coast of Mississippi. This facility was subsequently sold to Grand Casinos in September 1994. In March 1997, a third venue for the Country Tonite Show is scheduled to open in Pigeon Forge, Tennessee. The Country Tonite Theatre, LLC, a joint venture between CRC of Tennessee, Inc., a wholly owned subsidiary and Burkhardt Ventures, LLC, will present the show in a 1,500-seat, state-of-the-art theatre in Pigeon Forge, Tennessee, currently the home of country star T.G. Shepard. CRC of Tennessee will be the manager and will own 60% of the joint venture. In April 1997, the Branson theatre is scheduled to add a second show, "The Golden Girls", in a joint venture with Greg Thompson Productions. The Company plans to increase its hospitality and entertainment businesses as opportunities arise.

    Although the company does not presently own, operate, or manage any gaming facilities, significant steps were taken in 1996 toward establishing the company as a casino operator in fiscal 1997.

    On September 23, 1996, the Company, along with its joint venture partners Robert and Lawana Low, submitted a contract to purchase assets of the Palace Casino located in Biloxi, Mississippi, for

$14.25 million, consisting of $11.5 million cash and the balance in notes. On October 15, 1996, the purchase of the Palace Casino assets was approved by the United States Bankruptcy Court for the Southern District of Mississippi. Subject to regulatory approval, the closing is scheduled for the second quarter of fiscal 1997. The Lows will initially own 80% of the joint venture, New Palace Casino, LLC, and Casino Resource Corporation will own 20%, with the Company having an option to purchase an additional 29% within a two year period.

     In addition, the Company, through a wholly owned subsidiary, CRC of Tunisia, Inc., will lease and operate a casino and theatre in Sousse, Tunisia. The facility is currently under construction and is scheduled to open in June 1997.

    The Company had previously entered into a Technical Assistance and Consulting Agreement with Harrah's Entertainment, Inc. ("Harrah's") who is to develop and manage one or more casinos to be funded by Harrah's for the Pokagon Band of Potawatomi Indians in northern Indiana and southwestern Michigan. The Company will, upon commencement of operations, receive 21.6% of Harrah's management fee, but is not required to provide any development capital.

EXISTING OPERATIONS

GRAND HINCKLEY INN (HINCKLEY, MN)

    In May 1994, the Company opened its Grand Hinckley Inn on 7.5 acres of leased land located adjacent to the Grand Casino Hinckley, a 46,000 square-foot casino owned by the Mille Lacs Band of Ojibwe Indians and operated by Grand Casinos near Hinckley, Minnesota. The casino attracts approximately four million patrons per year. The 154-room hotel is largely occupied by casino patrons.

    The hotel is located approximately 90 miles north of Minneapolis near the intersection of Interstate 35 and State Highway 48. The intersection contains approximately 250 hotel or motel rooms plus an additional 285 rooms under construction, together with food and retail establishments. Grand Casinos is the lessor of the Grand Hinckley Inn site.

    The hotel is a luxury facility featuring 138 standard rooms and 16 suites. Amenities include a swimming pool, a whirlpool and sauna, a video arcade, cable television with video programming and games, and surface parking for 189 vehicles. The hotel features a spacious lobby and library, vaulted fireplace sitting areas, a conference room, and guest laundry facilities. The hotel provides complimentary continental breakfasts to all guests and free 24-hour shuttle service to and from the casino seven days a week.

    The hotel has achieved an average occupancy rate of approximately 86% for the fiscal year ended September 30, 1996, and generally reaches full capacity on weekends. For the fiscal year ended September 30, 1996, the hotel had an average room rate of $54.85.

    The Company has entered into several beneficial arrangements with Grand Casinos and the tribe regarding the hotel: the Company leases the land on which the hotel is situated from Grand Casinos at the rate of $1 per annum; the casino arranges room reservations at the hotel for its preferred customers; and each business highlights the other in its marketing efforts. In addition, under a Marketing Enhancement Agreement, the Company receives a $20 fee per night per occupied room from the "Enterprise," (a combination of Grand Casinos and the Mille Lacs Band of Ojibwe). In return for the marketing enhancement fee, the hotel has entered into a revenue sharing plan with the Enterprise which requires that 50% of all room revenues above a defined cumulative threshold be paid to the Enterprise up to the amount of the marketing enhancement fees received by the hotel. During the fiscal year ended September 30, 1995, hotel revenues exceeded the cumulative threshold and the Company was required to pay approximately $361,000 back to the Enterprise. Payments due to the Enterprise under this "windfall profit sharing arrangement" for fiscal 1996 totaled $786,000. Payments in the future will vary based on revenues and increases, if any, in the hotel's annual operating cost threshold.

    The Company and the Tribal Commission of the Mille Lacs Band have entered into an agreement regarding future ownership of the hotel. The Tribal Commission has the unilateral right to purchase the hotel on the anniversary dates of its initial occupancy (May 1994) in each of years 2001 through 2006 at a cost equivalent to the original development cost of the hotel plus the depreciated cost of personal property and all inventories. Conversely, in the event that the Tribal Commission allows the construction of more than 500 hotel or equivalent rooms on property owned by the Tribal Commission or Grand Casinos, the Company has the right to require the Tribal Commission to purchase the hotel at the cost stated above.

    The Company obtained mortgage financing in the amount of $3.3 million for the development of the hotel in 1994. This debt is collateralized by the hotel, as well as by certain stock pledged by Grand Casinos. The mortgage note matures on May 1, 2004 and bears interest at an annual rate equal to the prime rate plus 2%, up to a maximum of 11%. The note is payable in monthly installments of principal and interest of $43,942. Approximately $2.8 million in principal amount was outstanding at September 30, 1996. In addition to the mortgage, the Company secured $900,000 of equipment financing collateralized by the hotel's furniture, fixtures and equipment and guaranteed by Grand Casinos. This debt was repaid in full in August 1996. Finally, a $1,289,000 line of credit extended by Grand Casinos to the Company for working capital purposes is secured by a second mortgage on the hotel. Principal repayments of $600,000 were made through July 31, 1996. Starting in August 1996 the credit line which bears a 10% interest rate is being amortized at the rate of $50,000 per month plus interest. At September 30, 1996, $589,000 of the credit line remains outstanding.

COUNTRY TONITE THEATRE  (BRANSON, MO)

    The Company purchased the former Ray Stevens Theatre, now the Country
Tonite Theatre (the "Theatre"), in Branson, Missouri in March 1994.   In May
1994, the 2,000-seat theatre began running two shows daily, featuring dancers, singers, comics and other variety acts. The show is produced by the Company's Las Vegas-based subsidiary, Country Tonite Enterprises, Inc. ("CTE"). The Theatre includes 38,000 square feet on two floors with an auditorium, a stage area, control booths, dressing rooms, upstairs offices, a lounge, a gift shop which offers a wide variety of souvenirs with the Country Tonite theme, and a concession stand. In addition, the Theatre parking lot accommodates 600 cars and 30 buses.

    The Country Tonite show has been voted "Best Live Country Music Show in America" by the Country Music Associations of America for three consecutive years through 1995. In November 1995, the show was voted "Show of the Year" by the 1995 Branson Entertainment Awards. Theatre revenues increased 54% for fiscal 1996 compared to fiscal 1995, due in part to an increased marketing effort, an increase in group ticket sales, and product recognition attributable to the show's quality and longevity. The Theatre has achieved 40% of capacity during the fiscal year ended September 1996, with an average ticket price of $15.57, which is competitive with the average ticket price at other theatres in Branson.

    In April, 1997 the Company plans to offer a morning show, "Golden Girls", in the Branson theatre. The show will be a joint venture with Greg Thompson Productions. The Company plans to present two shows a day, six days a week.

    Branson, Missouri is a popular resort destination for country music lovers from across the nation. Branson is located at the intersection of U. S. Highway 76 and Interstate Highway 65, which connects Branson and Springfield, Missouri. With a population of approximately 3,000, Branson is home to over 30 theatres featuring music stars such as Wayne Newton, Charley Pride and the Osmond family. In addition to roughly 20,000 hotel rooms, Branson offers diverse eating, shopping and recreational activities to its approximately 6 million annual visitors, most of whom visit between the months of March and December. Typical visitors to Branson are senior citizens participating in bus tours through Missouri. Families also comprise a large part of Branson's visitors and they are drawn to Branson not only by the country music, but by the additional activities offered in the summer months by the many lakes in the Branson area and the Arkansas Ozarks, another popular tourist destination area only 50 miles from Branson.

    The Company purchased the Theatre for $2 million in cash and a promissory note collateralized by the Theatre for $8 million in principal amount. The note, with a principal balance of $7.6 million at September 30, 1996, bears interest at the prime rate plus 1%, with a floor of 7% and a ceiling of 10%, and matures on April 1, 1999. The note is payable in monthly installments of principal and interest of $73,035, with a final payment due at maturity of $7,077,978.

COUNTRY TONITE PRODUCTION SHOW (LAS VEGAS, NV)

    CTE, the Company's musical production subsidiary based in Las Vegas, Nevada, was acquired in March 1994. The production show involves a country and western theme, and has played at the

Aladdin Hotel and Casino(Aladdin) in Las Vegas since 1992. The show is under contract at the Aladdin through December 31, 1996. The Aladdin has verbally agreed to extend the contract through December 31, 1997. In addition to the CMAA award mentioned above, other awards received by the show include "Best Television Program in Nevada", "Electronic Media Award 1994", "Recording of the Year -- Karen Nelson Bell/Country Tonite Live!", and a host of individual awards. A second cast of the Country Tonite show performs at the Country Tonite Theatre in Branson, Missouri.

    The Company purchased all the shares of CTE (then known as "Ping Corp.")
for 91,305 shares of the Company's common stock valued then at $525,000 and $500,000 in cash. The Company guaranteed a share price of $5.75 until September 30, 1994, for 34,783 of such shares. In connection with the reduction in the value of the Company's stock as of September 30, 1994, and in connection with the guaranteed share price, the Company amended the original purchase agreement to provide for additional cash payments aggregating $134,781, together with issuing 10,000 additional shares.

    The Company will add a third venue for the Country Tonite Show in Pigeon Forge, Tennessee, which is scheduled to begin in March 1997. The Company is exploring other venues for its popular Country Tonite Show.

DEVELOPMENT ACTIVITIES

COUNTRY TONITE THEATRE - PIGEON FORGE

    CRC of Tennessee, Inc. ("CRCT"), a wholly owned subsidiary of the Company and Burkhart Ventures, LLC have formed a joint venture, Country Tonite Theater, LLC to present the Country Tonite Show in a 1,500-seat state-of-the-art theatre located in the heart of Pigeon Forge, Tennessee which is scheduled to begin in March, 1997. CRCT will own 60% of the joint venture and manage the theater.

    There are currently 8 comparable theaters operating in the Pigeon Forge area. Pigeon Forge is considered an emerging area for theater based entertainment.

    Pigeon Forge, located at the base of the Smoky Mountains, enjoys twice as many visitors each year as Branson, Missouri, drawing over 12 million tourists annually in contrast to the Branson marketplace which hosts approximately 6 million visitors per year. Country Tonite Enterprises will produce and perform its Country Tonite Show in the Pigeon Forge theater.

POKAGON CONSULTING AGREEMENT

    In January 1995, the Company and Monarch Casinos, Inc. ("Monarch") executed a Memorandum of Understanding (which was modified in December 1995) whereby the Company acquired Monarch's rights to potential Indian gaming contracts in exchange for shares of the Company's Common Stock, certain financial assistance and a consulting agreement, all as described below. In addition to the Hoh Indian gaming contract, which was executed by the Company and subsequently abandoned during the fiscal year ended September 30, 1995, the Company assumed Monarch's rights with respect to the potential award of a gaming management contract by the Pokagon Band of Potawatomi Indians, domiciled in northern Indiana and southwestern Michigan.

    Also in January 1995, the Company executed a Memorandum of Understanding with the Promus Companies Incorporated (now Harrah's Entertainment, Inc.), whereby Harrah's would act on behalf of itself, and the Company in seeking the Pokagon award. A Management and Development Agreement was awarded by the Pokagon band to a subsidiary of Harrah's in September 1995, and final agreements between Harrah's and the Pokagon band were entered into in November and December 1995. The agreements call for Harrah's to provide or cause to be provided one or more loans to finance the construction of one or more casinos in the Pokagon band's service area of northern Indiana and southwestern Michigan. The band will then be responsible for repaying the loans and paying to Harrah's a management fee, as defined for each Pokagon casino.

    Under the Technical Assistance and Consulting Agreement with Harrah's, the Company will receive 21.6% of Harrah's management fee as consulting fees over the five-year term of Harrah's management contract (and any extensions thereof) with the Pokagon band. The Company has, in turn, agreed to pay to two consultants to the Company who assisted in the acquisition of rights from Monarch (including Kevin M. Kean, a principal stockholder of the Company), an aggregate of 10% of its consulting fee income less the Company's related direct operating costs, subject to certain limits in the case of Mr. Kean. (Similar fees may also be payable to Mr. Kean out of revenues if any, received by the Company from other Indian businesses, including gaming.)

    The Company will have no obligation to provide Harrah's or the Pokagon band with any funding. However, to the extent not recouped by Harrah's from the Pokagon band, the Company will reimburse Harrah's for the Company's share (21.6%) of specified development and licensing costs incurred by Harrah's. The Management and Development Agreement and related agreements between Harrah's and the Pokagon band cannot take effect until approved by the National Indian Gaming Commission ("NIGC"). The Company's obligation to reimburse Harrah's will be payable in equal installments over 24 months without interest, and will be subject to reduction for payments due the Company from Harrah's. Under the Technical Assistance and Consulting Agreement, Harrah's has agreed to pay to the Company a one-time fee of $250,000 (recorded in fiscal 1995) in connection with the signing of the Management and Development Agreement with the Pokagon Band, and a one-time fee of $600,000 as consideration for the relinquishment of any rights or claims to any other business venture of Harrah's and its affiliates, which is payable over five years, commencing with the opening of the first Pokagon casino. In turn, the Company has agreed to pay to Harrah's, $5,000 per month for a period of 40 months for the administration of the Pokagon contract, commencing with the opening of the first Pokagon casino.

    In consideration for the rights acquired from Monarch, the Company issued to Monarch 100,000 shares of the Company's common stock in May 1995, and has agreed to issue to Monarch an additional 400,000 shares of common stock upon the ground breaking for the first Pokagon casino and 1,500,000 shares of common stock upon commencement of operations of the first Pokagon casino. Additionally, the Company has agreed to assume up to $179,000 of Monarch's accounts payable, to make certain cash advances to Monarch or its principals and to reimburse Monarch's executives for travel and business development costs related to certain gaming opportunities. The Company has also executed a Consulting Agreement with Monarch, which was subsequently assigned by Monarch to Willard E. Smith, requiring the Company to (i) pay monthly fees commencing (retroactively) January 1995 at various rates of from $3,000 to $14,250 per month; (ii) loan an aggregate of $250,000 (all of which has been advanced as of September 30, 1996), which may be forgiven in part or in whole upon the occurrence of certain events; (iii) reimburse travel expenses, and (iv) lease to Mr. Smith the Company's Ocean Springs, Mississippi residence at a below-market lease rate. The Consulting Agreement extends for the duration of the Harrah's Management and Development Agreement with the Pokagon Band, unless canceled earlier based on certain nonperformance provisions.

PALACE CASINO

    New Palace Casino, L.L.C., a joint venture, 20% owned by the Company, is scheduled to close the purchase of the Palace Casino assets in the second quarter of 1997, subject to regulatory approvals.

    The Palace Casino, which opened in April 1994, is a three-story floating facility situated on a State of Mississippi tidelands lease, with approximately twenty acres of adjacent and non-contiguous leased real estate used primarily for surface parking. In addition, the facility is at the east boundary of Biloxi, two blocks north of U.S. Highway 90. The facility encompasses a total of 78,000 square feet of interior space. While it currently offers approximately 750 slot machines and 40 table games, the facility could accommodate up to 1,500 gaming machines. Casino amenities include a 400-seat buffet, a 60-seat seafood bar, a 125-seat dinner restaurant, a 500-seat show theatre and a bar and lounge. The parking facilities currently accommodate up to 850 vehicles.

TUNISIA CASINO

    The Company, through its wholly owned subsidiary, CRC of Tunisia, has signed a definitive agreement in July 1996 with the Samara Casino Company to lease and operate a casino, video arcade and 500-seat theatre in Sousse, Tunisia. The 42,000 square foot casino resort will have over 10,000 square feet of gaming space with present plans to include up to 350 slot machines and 25 table games., and is scheduled to open in June 1997, subject to regulatory approval. Capital expenditures to open the Tunisia Casino will total approximately $6,000,000.

    The entertainment complex/casino will be constructed as a free-standing building which will be located on a triangular piece of property in front of the Hotel Samara. The site is located on the main street through Sousse in the heart of the tourist center and directly off the beach. The site is approximately 1.5 acres in size.

    Samara Casino Company will operate a gourmet restaurant, gift shop and additional food and bar service on the property. The casino is going to be situated in front of the 425-room Hotel Samara, one of three hotels that Samara controls. The two other hotels have 125 and 275 rooms respectively.

    The Republic of Tunisia is a small country in the northern most part of North Africa and is bordered on the north and east by the Mediterranean, on the southeast by Libya, and on the west by Algeria. It is approximately 62,608 square miles in size or relatively the same size as Illinois.

    There are 143 million people within a 250-mile radius of Tunisia. A large percentage of this population lives overseas and must arrive by airplane.

    The total number of annual tourists visiting Tunisia is estimated to be
4.5 million. The average length of stay for tourists is approximately 6 days. There are approximately 20,000 hotel rooms to rent in the city of Sousse with many more in the outlying areas. The tourist season is May 15 through October. During this time the hotel rooms are historically, on average, 80% occupied. The average occupancy rate year-round is 53%. The closest airport to Sousse is approximately 30 minutes away. Tourists take a bus from the airport to Sousse.

MARKETING AND COMPETITION

    The entertainment and hospitality businesses of the Company rely on the attraction of the Grand Casino Hinckley, in the case of the Grand Hinckley Inn; the national reputation of Las Vegas, Nevada, in the case of the Company's stage show at the Aladdin Hotel in Las Vegas; and the tourist attraction of Branson, Missouri, in the case of the Country Tonite Theatre.

HINCKLEY, MINNESOTA MARKET

    The Grand Hinckley Inn is located near the intersection of Interstate Highway 35 and Minnesota State Highway 48, adjacent to Hinckley, Minnesota. Hinckley is within ninety miles of Hayward, Wisconsin, and the Minnesota cities of Minneapolis/St. Paul, Duluth, St. Cloud and Brainerd. Interstate Highway 35 links Minneapolis/St. Paul and Duluth, which are Minnesota's two largest population centers, and the Highway 48 intersection is a traditional rest stop for travelers. The intersection contains approximately 250 hotel or motel rooms plus a number of restaurants and retail outlets. In addition, Grand Casinos owns or has developed approximately 400 acres of land adjacent to Grand Casino Hinckley. The Grand Hinckley Inn depends substantially on patronage by visitors to the neighboring Grand Casino Hinckley, as well as on enhancement payments by Grand Casinos.

    Although the Grand Hinckley Inn has maintained occupancy levels exceeding 82% since opening in May 1994, there is no assurance that the adjacent casino will continue to attract its historically high levels of patronage. The Enterprise has begun construction of a 285 room hotel adjacent to the Grand Casino which is anticipated to open in the fall of 1997. This hotel will directly compete with the Grand Hinckley Inn and could adversely impact both the occupancy and room rates. A decrease in casino business or an additional increase in the number of guest rooms could also adversely impact present occupancy and room rate levels. The hotel's success has, to a large part, been attributable to co-marketing activities conducted by both the Company and Grand Casinos, as operator of the adjacent casino. The hotel has benefited from referral reservations from the casino; from the purchase by the casino of rooms to satisfy its obligations under frequent-player programs; joint advertising themes and programs; and the marketing enhancement fee paid by the casino for each daily occupied room. Should any of these factors change in a material manner, the Company's success at the hotel could be adversely impacted.

BRANSON, MISSOURI MARKET

    Branson, Missouri is a nationally known destination for country music lovers. Approximately 6 million tourists visit Branson, Missouri each year, lured by its attractive geography and climate, as well as by its substantial number of family-oriented musical and show theatres. The area contains approximately 33 theatres providing a wide range of family entertainment for all ages.

    The Company attracts "walk up" patrons (approximately 85% of total sales), both through local media advertising and "word-of-mouth", and markets to pre-arranged bus tours (approximately 15% of total sales). Although monthly revenues in fiscal 1996 have increased significantly over comparable periods in fiscal 1995, the number of competing theatres and number of shows could at some point attract ticket buyers away from the Company's theatre. Also, other area tourist attractions could limit the growth or even decrease ticket sales. In addition, other geographic areas such as Myrtle Beach, South Carolina and Gatlinburg, Tennessee are currently actively seeking to increase their tourist bases, which could, at some point, negatively impact the number of annual visitors to Branson. The Country Tonite Show playing at the Company's theatre, while having won major awards could be duplicated by a competing theatre with possible adverse consequences to the Company. Finally, there is no assurance that the planned morning show, "Golden Girls", will be successful.

LAS VEGAS, NEVADA MARKET

    The Company's Country Tonite stage show plays at the Aladdin Hotel, a casino with 1,100 hotel rooms located on the Las Vegas "Strip". The Company believes that the show competes effectively in its highly competitive environment with other similar entertainment in Las Vegas on the basis of its quality and the popularity of its country theme. To some extent, the level of show patronage depends on business levels at the Aladdin.

    Numerous individual and group acts and production casts operate in Las Vegas, competing for tourist expenditures. Although the Country Tonite Show has successfully attracted strong patronage, there is no assurance that such patronage will continue or that the show will be contracted beyond December 31, 1997, the date of expiration of its current engagement.

PIGEON FORGE, TENNESSEE MARKET

    The Company's Country Tonite Show will add a venue in Pigeon Forge, Tennessee, scheduled to begin in March 1997. This is a new market for the Company's award winning Country Tonite Show. Currently, 8 family oriented
musical and show theatres are operating in the Pigeon Forge area.   It is likely
that additional theatres will open in the future. Although the Pigeon Forge area draws approximately twice the number of tourists (approximately 12 million annually) as the Branson, Missouri area, there are no assurances that the Pigeon Forge show will duplicate the success of the Las Vegas and Branson shows. The theatre will compete for the tourist dollar against other theatre venues and other forms of family entertainment in the Pigeon Forge area.

POKAGON TRIBAL AREA MARKET

    The Pokagon Indian tribe does not have a designated reservation but has been assigned certain service areas in northern Indiana and southwestern Michigan within which one or more casinos may be constructed subject to the approval of various regulatory authorities. In May 1996, the Pokagon Band announced the selection of a site in the New Buffalo township for its proposed Michigan service area. Although the Governor of Michigan signed a compact with the Pokagon Tribe in September 1995, the Michigan legislature failed to approve the compact in May 1996. The compact is expected to be resubmitted for legislative approval in January 1997. The Company expects eventual approval of the compact as Michigan already has Class III gaming with seven other tribes. Although 13 million people reside within 150 miles of the service areas, the planned casino(s) could encounter significant competition from existing riverboat casinos now operating in Illinois and Indiana. Likewise, there is a possibility that other native American land-based casinos could be developed, and which could provide substantial competition to the Pokagon casino(s). In either event, while the Company will have only a minimal capital investment and related risk in the Pokagon venture, significant competition could severely reduce the Company's anticipated future management fee income.

BILOXI GAMING MARKET

    Mississippi law does not limit the number of gaming licenses that may be granted. Currently thirteen gaming facilities (including the Palace) with floor space in excess of 600,000 square feet are located or under construction in the Misisssippi Gulf Coast area. All thirteen facilities are located in a 30 mile area, stretching from Biloxi to Bay St. Louis, Mississippi, with nine in Biloxi, three in Gulfport and one facility in Bay St. Louis, Mississippi.

    Several of the Palace's competitors have hotel facilities and other amenities which the Palace does not currently offer. In addition, it is likely that the Palace's competitors will add to or enhance their existing facilities and that new competitors will enter the Mississippi Gulf Coast market. Certain existing and future competitors have more extensive financial resources than the New Palace Casino joint venture partners. Intense competition on the Mississippi Gulf Coast has led to the closing and/or filing of bankruptcy proceedings (include the Palace) of several facilities.

    The success of gaming facilities in the New Orleans, Louisiana area or the legalization of casino gaming in Alabama could adversely impact the operations of the New Palace Casino joint venture.

EMPLOYEES

    At September 30, 1996, the Company employed 14 employees at its headquarters in Biloxi, Mississippi; 69 employees at the Grand Hinckley Inn; 114 employees at the Country Tonite Theatre; and 40 employees at the Country Tonite production show in Las Vegas. None of the Company's employees are represented by a union, and management considers its labor relations to be good.

REGULATION AND LICENSING OF GAMING ACTIVITY

    The Company is not actively engaged in gaming and is not currently subject to gaming regulations and licensing. However, the Company has the right to receive fees based on the casino management fees paid to Harrah's by the Pokagon Band, and has under contract the potential acquisition and operation of the Palace Casino in Biloxi, Mississippi, and a wholly owned subsidiary, CRC of Tunisia, Inc., has signed an agreement to lease and operate a casino in Sousse, Tunisia. The Company will be required to apply for and obtain gaming licensing applications with the National Indian Gaming Commission ("NIGC") in connection with the Pokagon project and the Mississippi Gaming Commission in connection with the Palace Casino acquisition. To date, preliminary background information has been submitted to the NIGC and the Company's Mississippi gaming license application is in progress. The Company's proposed operation in Tunisia is also subject to governmental regulation. The planned Tunisia Casino is also subject to governmental regulation.

INDIAN GAMING REGULATION

    INDIAN GAMING REGULATORY ACT AND TRIBAL/STATE COMPACTS. Gaming on Indian lands within the United States is authorized by the Indian Gaming Regulatory Act (the "IGRA"), a federal statute enacted in 1988. The IGRA provides for three classes of gaming. Class I gaming consists of non-commercial social games played solely for prizes of minimal value or traditional forms of Indian gaming, and is subject to the exclusive jurisdiction of the applicable Indian tribe. Class II gaming includes bingo, pulltabs and non-banking card games that are already permitted in a state, and is subject to the concurrent jurisdiction of and the applicable Indian tribe. Class III gaming is a residual category composed of all forms of gaming that are not Class I or Class II gaming, including casino style gaming.

    The IGRA provides that before tribes can engage in Class III gaming in a particular state, the tribe must negotiate a "tribal/state compact" with that state to regulate such gaming. Under the IGRA, the scope of Class III gaming in which tribes can engage in a particular state depends on the state's "public policy" towards such gaming. The courts have developed a shorthand test to determine a state's public policy, which is expressly incorporated in the IGRA. If a state permits Class III gaming by any person, organization or entity in the state, whether or not such gaming is subject to restrictive regulations, then the state's "public policy" toward such gaming is deemed permissive and the state must negotiate a compact with an Indian tribe in good faith at the request of the tribe. If it does not, the tribe would have the right to file a "bad faith lawsuit" and ultimately, if the court found that the state had refused to negotiate in good faith and a compact still could not be negotiated, the Secretary of the Interior could authorize procedures to conduct Class III gaming in that state without a state-negotiated compact.

    The terms of the tribal/state compacts negotiated pursuant to the IGRA vary from state to state, and may vary from tribe to tribe within a state. At least 23 states (Arizona, California, Colorado, Connecticut, Idaho, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, South Dakota,

Washington and Wisconsin) have signed tribal/state compacts with Indian tribes that permit certain types of Class III gaming on Indian land. (A compact has been reached by the Pokagon Band with the Governor of Michigan, but such compact has not received the necessary ratification of the State's legislature.) Changes in state gaming laws may limit the types of gaming that are eligible for tribal/state compacts. Certain states have resisted entering into or renegotiating existing tribal/state compacts, and tribal/state compacts have been the subject of litigation in several states, including Alabama, California, Florida, Kansas, Louisiana, Michigan, Minnesota, Mississippi, New York, North Carolina, Rhode Island, Texas, Washington and Wisconsin. The Eleventh Circuit Court of Appeals and several federal courts have held that the Eleventh Amendment to the United States Constitution immunizes states from suit by Indian tribes in federal court without the state's consent. Therefore, in these jurisdictions, Indian tribes may not have a forum to compel a state to negotiate a tribal/state compact. Several other Circuit Courts have, however, held otherwise. The United States Supreme Court has agreed to review the decision of the Eleventh Circuit Court of Appeals and will likely render a decision in 1997. The outcome of such decision, and its effect on the Company, is uncertain.

    In addition, because portions of the IGRA have been the subject of controversy between the Indian tribes and governors in a number of states, the Senate Committee of Native American Affairs proposed amendments to the IGRA in 1994. Those amendments, however, were rejected by tribal leaders and others. In response, the Senate Committee proposed new amendments to the IGRA in March 1995. In addition, several bills to amend the IGRA have been introduced in the House. It is unknown whether or when these proposed amendments will be proposed or enacted and, if enacted, their effects on such activities. Even where tribes and states have negotiated a compact, any changes in the IGRA may have a material effect on how gaming on tribal lands will be conducted.

    MANAGEMENT CONTRACTS. The NIGC has adopted regulations pursuant to the IGRA that govern the submission requirements for and content of management contracts with Indian tribes. A management contract has no legal effect until it is approved by the Chairman of the NIGC. The NIGC regulations provide detailed requirements as to certain provisions which must be included in management contracts, including a term not to exceed five years, except that upon request of a tribe, a term of seven years may be allowed by the NIGC Chairman if the Chairman is satisfied that the capital investment and income projections for the gaming facility require the additional time. Further, the fee received by the manager of a gaming facility may not exceed 30% of the net revenues, except that a fee in excess of 30% and up to of 40% of net revenues may be approved if the NIGC Chairman is satisfied that the capital investment and income projections for the gaming facility require the additional fee. The NIGC has the power to require contract modifications under certain circumstances or to void a contract if the management company fails to comply with applicable laws and regulations.

    In addition to ensuring that a management contract contains certain terms, the Chairman of the NIGC may disapprove a management contract if it is determined that the management contractor's prior activities, criminal record, if any, or reputation, habits and associations pose a threat to the public interest or create a danger of illegal practices, or that such contractor has interfered with or unduly influenced the tribal governmental decision-making process. The NIGC also requires that certain information pertaining to persons and entities with a financial interest in, or having management responsibility for, a management contract be disclosed for purposes of a suitability review. This is expected to include the Company by virtue of its percentage consulting fee. The NIGC regulations provide that each of the 10 persons who have the greatest direct or indirect financial interest in the management contract must be found suitable in order for the management contract to be approved by the NIGC. The NIGC regulations provide that any entity with a financial interest in a contract must be found suitable, as must the directors and 10 largest shareholders (or owners of 5% or more of issued and outstanding stock) of such entities in the case of a corporate entity, or the 10 largest holders of interest in the case of a trust or partnership. The Chairman of the NIGC may reduce the scope of information to be provided by institutional investors. Specifically, the Company, its directors, persons with management responsibilities and certain of the Company's owners, must provide background information and be investigated by the NIGC and be found suitable to be affiliated with a gaming operation in order for the management contract to be approved by the NIGC. At any time, the NIGC has the power to investigate and require the finding of suitability of any person with a direct or indirect interest in a management contract, as determined by the NIGC. The Company must pay all fees associated with background investigations by the NIGC. The NIGC is responsible for conducting the requisite background investigation on the foregoing individuals and entities in the case of Class II gaming operations; the applicable state gaming agency and tribe are responsible for conducting the background investigation with respect to Class III gaming operations and then providing its findings to the NIGC. Generally, the applicable tribal/state compact will delineate responsibilities and issues relating to background checks for Class III operations.

    The NIGC regulations require that background information as described above must be submitted for approval within 10 days of any proposed change in financial interest in a management contract. The NIGC regulations do not address any specialized procedures for investigations and suitability findings in the context of publicly held corporations. If, subsequent to the approval of a management contract, the NIGC determines that any of its requirements pertaining to the management contract have been violated, it may require the management contract to be modified or voided, subject to rights of appeal. In addition, any amendments to the management contract must be approved by the NIGC.

    The NIGC regulations provide that the management contract must be disapproved if the NIGC determines that: (a) any person with a direct or indirect financial interest in, or having management responsibility for, a management contract (i) has been convicted of a felony or any misdemeanor gaming offense; (ii) if the person's prior activities make them unsuitable to be connected with gaming; (iii) is an elected member of the governing body of a tribe that is party to the management contract; or (iv) has knowingly provided materially false statements to the NIGC or a tribe or has refused to respond to questions from the NIGC; (b) the management contractor has attempted to unduly interfere with or influence tribal decisions relating to the gaming operation or has deliberately or substantially failed to follow the management contract and applicable tribal ordinances; or (c) a trustee would not approve the management contract.

    In addition to requirements governing management contracts and submissions, the regulations require each tribe to enact an ordinance authorizing and setting out standards for the conduct of gaming on its lands, which must be approved by the NIGC. The ordinance must mandate the tribe to conduct background investigations and issue licenses to key employees and primary management officials employed by the gaming enterprise, submit annual independent audits to the NIGC, and pay a variable user fee to the NIGC. The NIGC also has extensive access, investigatory, monitoring, compliance and enforcement powers to ensure that the management contractor, the tribe and the gaming enterprise comply with its regulations.

    The NIGC has only recently been provided the regulatory authority to approve management contracts. It is not yet clear how this authority interacts with the statutory rights of approval of the Bureau of Indian Affairs (the "BIA") for contracts between Indian tribes and non-Indians. Pursuant to BIA regulations, contracts between non-Indians and Indian tribes which do not adhere to certain statutory requirements are void. At present, it is unclear as to whether and how the BIA intends to assert jurisdiction to approve collateral agreements related to management contracts (such as promissory notes) or whether the NIGC will have approval authority over such collateral agreements. Pursuant to current procedures, all such documents are to be submitted to the NIGC, which will then determine whether review and approval resides with the NIGC or the BIA.

MISSISSIPPI GAMING REGULATION

    The ownership and operation of a gaming business in Mississippi is subject to extensive laws and regulations, including the Mississippi Gaming Control Act (the "Mississippi Act") and the regulations (the "Mississippi Regulations") promulgated thereunder by the Mississippi Gaming Commission (the "Mississippi Commission") and the Mississippi State Tax Commission Regulations for Gaming Establishments ("Mississippi Tax Regulations") promulgated by the Mississippi State Tax Commission ("Mississippi Tax Commission"). The Mississippi Commission and Mississippi Tax Commission (together the "Mississippi Gaming Authorities") are empowered to oversee and enforce the Mississippi Act. Gaming in Mississippi can be legally conducted only on floating vessels of a certain minimum size in navigable waters of the Mississippi River or in waters of the State of Mississippi (so called dockside gambling) which lie adjacent and to the south (principally in the Gulf of Mexico) of the counties of Hancock, Harrison and Jackson, and only in counties in Mississippi in which the registered voters have not voted to prohibit such activities. The voters in Jackson County, the southeastern most county of Mississippi, have voted to prohibit gaming in that county. However, gaming could be approved in Jackson County in any subsequently held referendum.

    The underlying policy of the Mississippi Act is to ensure that gaming operations in Mississippi are conducted (i) honestly and competitively, (ii) free of criminal and corruptive influences, and (iii) in a manner which protects the rights of the creditors of gaming operations. The laws, regulations and supervisory procedures of the Mississippi Act seek to (i) establish and maintain responsible accounting practices and procedures; (ii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding assets and revenues, providing reliable record keeping, and making periodic reports to the Mississippi Gaming Authorities; and (iii) provide a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company.

    The Mississippi Act requires that a person (including any corporation or other entity) must be licensed to conduct gaming activities in Mississippi. A license will be issued only for a specified location which has been approved as a gaming site by the Mississippi Commission prior to issuing such license. Gaming licenses are issued for an initial two-year period and are renewable every two years thereafter. The Mississippi Act also requires that each officer or director of a gaming licensee, or other person who exercises a material degree of control over the licensee, either directly or indirectly, must be found suitable by the Mississippi Commission. The Mississippi Commission will not issue a license or make a finding of suitability unless it is satisfied, only after an extensive investigation paid for by the applicant, that the persons associated with the gaming licensee or applicant for a license are of good character, honesty and integrity, with no relevant or material criminal record. In addition, the Mississippi Commission will not issue a license unless it is satisfied that the licensee is adequately financed or has a reasonable plan to finance its proposed operations from acceptable sources, and that persons associated with the applicant have sufficient business probity, competence and experience to engage in the proposed gaming enterprise. Other parties, including the Partnership's or the Company's lenders, holders of evidences of indebtedness, underwriters and employees, may be required to be licensed, and such applications for licensing, if any, may be denied for any cause deemed reasonable by the Mississippi Commission. The Mississippi Commission may refuse to issue a work permit to a gaming employee (i) if the employee has committed larceny, embezzlement or any crime of moral turpitude, or knowingly violated the Mississippi Act or Mississippi Regulations, or (ii) for any other reasonable cause.

    In October 1994, the Mississippi Gaming Commission adopted a regulation requiring, as a condition of licensure or license renewal, that a gaming establishment's site development plan include certain infrastructure facilities in close proximity to the casino complex which will amount to at least 25% of the cost of the casino facility. Parking facilities, roads, sewage and water systems or facilities normally provided by governmental entities do not meet the infrastructure requirement.

    The Mississippi Commission has the power to deny, limit, condition, revoke and suspend any license, finding of suitability or registration, or fine any person, as it deems reasonable and in the public interest, subject to an opportunity for a hearing. The Mississippi Commission may fine any licensee or persons who was found suitable up to $100,000 for each violation of the Mississippi Act or the Mississippi Regulations, which is the subject of an initial complaint, and up to $250,000 for each such violation which is the subject of any subsequent complaint. The Mississippi Act provides for judicial review of any final decision of the Mississippi Commission by petition to a Mississippi Circuit Court, but the filing of such petition does not necessarily stay any action taken by the Mississippi Commission pending a decision by the Circuit Court.

    Owners of a casino in Mississippi must submit detailed financial and operating reports to the Mississippi Gaming Authorities. Substantially all loans, leases, sales of securities and other financing transactions entered into by the owner or operator must be reported to, and, in some cases, approved by, the Mississippi Gaming Authorities.

    Under the Mississippi Regulations, a gaming license may not be held by a publicly traded company, although an affiliate corporation, such as the Company, may be publicly held so long as the Company receives the approval of the Mississippi Commission. In addition, approval of any public offering of the securities of the Company must be obtained from the Mississippi Commission if any part of the proceeds from that offering are intended to be used to construct, acquire or finance the operation of gaming facilities in Mississippi or to retire or extend obligations incurred for any such purpose.

    Under the Mississippi Regulations, a person is prohibited from acquiring control of the Company without prior approval of the Mississippi Commission. The Company is also prohibited from consummating a plan of recapitalization proposed by management in opposition to an attempted acquisition of control of the Company and which involves the issuance of a significant dividend to Common Stockholders, where such dividend is financed by borrowing from financial institutions or the issuance of debt securities. In addition, the Company is prohibited from repurchasing any of its voting securities under circumstances (subject to certain exemptions) where the repurchase involves more than one percent of the Company's outstanding Common Stock at a price in excess of 110% of the then market value of the Company's Common Stock from a person who owns and has for less than one year owned more than three percent of the Company's outstanding Common Stock, unless the repurchase has been approved by a majority of the Company's shareholders voting on the issue (excluding the person from whom the repurchase is being made) or the offer is made to all other shareholders for the Company.

    Any person who, directly or indirectly, or in association with others, acquires beneficial ownership of more than five percent of the Common Stock of the Company must notify the Mississippi Commission of this acquisition and may be required to be found suitable by the Mississippi Commission. Any person who becomes a beneficial owner of more than 10% of the Company's Common Stock must apply for a finding of suitability by the Mississippi Commission. Furthermore, regardless of the amount of securities purchased, any person who acquires any beneficial ownership in the Common Stock of the Company may be required to be found suitable if the Mississippi Commission has reason to believe that the acquisition and ownership would be inconsistent with the declared policy of Mississippi. Any person who is required to be found suitable must apply for a finding of suitability from the Mississippi Commission within 30 days after being requested to do so, and must deposit with the State Tax Commission a sum of money which is adequate to pay the anticipated investigatory costs associated with such finding. Any person who is found not to be suitable by the Mississippi Commission shall not be permitted to have any direct or indirect ownership in the Company's Common Stock. Any person who is required to apply for a finding of suitability and fails to do so or who fails to dispose of his or her interest in the Company's Common Stock if found unsuitable, is guilty of a misdemeanor. If a finding of suitability with respect to any person is not applied for where required, or if it is denied or revoked by the Mississippi Commission, the Company is not permitted to pay such person for services rendered, or to employ or enter into any contract with such person.

    The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi, and corporations whose stock is publicly traded that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form, and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Mississippi Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof (commonly referred to as "greenmail") and before a corporate acquisition opposed by management can be consummated. Mississippi's gaming regulations also requires prior approval by the Mississippi Commission if the Company were to adopt a plan of recapitalization proposed by the Company's Board of Directors in opposition to a tender offer made directly to its stockholders for the purposes of acquiring control of the Company.

    Neither the Company nor any controlled affiliate may engage in gaming activities in Mississippi and outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission may require, among other things, that there be adequate governmental regulation of gaming in the out-of-state location and that there is a means of the Mississippi Commission to have access to information concerning the out-of-state gaming operations and persons associated with them.

TUNISIA GAMING REGULATION

    The Company's proposed casino venture in Tunisia is subject to laws and regulations affecting the ownership and operation of casinos in that country. As is inherent in international operations, the Company's proposed venture is subject to the risks of unpredictable and inconsistent regulatory requirements, politicial and economic changes and disruptions, tariffs or other restrictions on trade, transportation and communication delays, currency fluctuations and staffing difficulties.

ITEM 2. PROPERTIES

    The Company's owned or leased properties include principally the Grand Hinckley Inn, the Country Tonite Theatre, the Company's executive offices and a residential property. The Grand Hinckley Inn is a 154-room, upscale hotel owned by the Company adjacent to the Grand Casino Hinckley near Hinckley, Minnesota. It is situated on 7.5 acres of real estate leased at a cost of $1 per annum from Grand Casinos. The 2,000-seat Country Tonite Theatre in Branson, Missouri is owned by the Company, including underlying real estate of 10.7 acres. The Company leases pursuant to a one-year lease approximately 3,585 square feet of executive office space in Biloxi, Mississippi at a rate of $40,800 per annum. The Company owns a residence in Ocean Springs, Mississippi which is leased to a principal of Monarch at a below-market rate, and is under negotiations to be sold to such individual.

    In addition, the Company owns several small lots and real estate parcels in Wisconsin which it will attempt to sell or dispose of in fiscal 1997. These lots and parcels were derived from the Company's former resort development activities. Also, several small storage rooms are rented at various locations on a month-to-month lease basis. Annual rent amounts are nominal.

ITEM 3. LEGAL PROCEEDINGS

     The Company commenced an arbitration action in November 1994 with the Arbitration Association in Minneapolis, Minnesota, against Cunningham
Hamilton Quiter, P.A. (CHQ), the architect it retained in connection with the construction of the Biloxi theatre. In this action, the Company seeks to recover the damages it believes it incurred as a result of the architectural design work on the Biloxi theatre relating to cost overruns in the construction of the Biloxi theatre. The arbitration demand seeks damages in an amount in excess of $1,000,000. On December 30, 1994, the architectural firm commenced a suit in a Mississippi state court seeking, among other things, to foreclose on a mechanics' lien it filed on the Biloxi theatre project in the amount of approximately $321,000. The architectural firm has also asserted claims for breach of contract, tortuous interference with economic advantage and punitive damages. The Company previously placed $321,000 in escrow to cover such mechanics' lien claim. The Company and the architectural firm have agreed to, among other things, resolve all disputes between them with respect to the Biloxi theatre project in the Minneapolis arbitration action and stay the lawsuit in Mississippi. The arbitration action was heard by a panel of arbitrators in November. On December 26, 1996, the Arbitrators for the CHQ arbitration case announced their decision. The Company's recovery was limited to a reduction of previously escrowed fees of approximately $321,000, on deposit with a Mississippi state court, to approximately $142,000. The decision, which is subject to appeal, would result in a gain to the Company of approximately $139,000.

In 1995, a suit was brought against the Company in the Federal District Court of New Jersey in connection with the Company's former ownership of the Biloxi theatre. Venue was subsequently transferred to Mississippi. The plaintiff asserts it had a contract with the company for the promotion of eight professional boxing events at the Company's former Biloxi theatre. Total claims are for $500,000 in compensatory damages, punitive damages and attorneys' fees, interest and costs, and other relief the court may deem just and proper. The Company intends to vigorously defend itself against this action and believes it has meritorious defenses to the claims.

In May 1995, the Company was advised by written correspondence that a Minnesota company claims an interest in certain assets of Monarch, principally Monarch's interest in Indian gaming ventures. No specific amount was claimed. On November 13, 1995 the Minnesota company commenced an action in a Minnesota state court against Monarch and the Company alleging breach of contract against Monarch and tortuous interference with a contractual or business relationship against the Company. Management of the Company and Monarch each believe that the claims are without merit and plan to vigorously defend themselves against the claims.

Two former officers of a subsidiary of the Company, have brought suit against the Company in connection with their employment termination in June 1995. No specific amount of damages have been claimed, however, prior to the filing of the suit, the plaintiffs offered to settle the matter for $500,000. The Company believes that damages, if warranted, are well below such amount and, accordingly, intends to vigorously defend this matter.

The Company is also party to other items of litigation, none of which, either individually or collectively, are material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996.

--------------------------------------------------------------------------------
                                       PART II
--------------------------------------------------------------------------------


ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's common stock (symbol "CSNR") and its Class A warrants (symbol "CSNRW") are traded on the Nasdaq National Market. The following table sets forth, for the fiscal periods indicated, high and low sales prices of the common stock and Class A warrants as reported by Nasdaq:

                                         Common Stock           Warrants
                                       ----------------    -----------------
                                        High      Low       High       Low
                                       ------    ------    ------    -------
FISCAL YEAR ENDED SEPTEMBER 30, 1995

    First Quarter                      $2.50     $1.50     $  .61    $  .25
    Second Quarter                     $4.25     $1.69     $  .94    $  .25
    Third Quarter                      $5.63     $2.88     $  .91    $  .41
    Fourth Quarter                     $6.25     $4.19     $ 1.56    $  .25

FISCAL YEAR ENDED SEPTEMBER 30, 1996

    First Quarter                      $4.81     $2.38     $  .98    $  .31
    Second Quarter                     $3.38     $1.75     $  .50    $  .20
    Third Quarter                      $3.94     $1.63     $  .81    $  .31
    Fourth Quarter                     $2.75     $1.50     $  .56    $  .25


    Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $6.75, subject to adjustment. The warrants expire September 15, 1997, and are subject to redemption by the Company for $.05 per warrant if the closing price of the common stock exceeds $8.50 per share for 20 consecutive trading days, subject to adjustment.

HOLDERS

    On November 14, 1996 there were 320 record holders of the common stock, and 84 record holders of the warrants. In addition, the Company estimates there are an additional 2,700 shareholders and 400 warrant holders who own shares or warrants, respectively, in nominee or street name, at that date.

REGISTRATION RIGHTS

    Pursuant to agreements with certain shareholders, holders of certain options, and holders of warrants other than the Class A warrants, the Company has granted demand and piggyback registration rights to 2,091,230 currently issued shares and 70,000 shares which may be issued upon exercise of related options or warrants.

DIVIDENDS

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company opened the Country Tonite Theatre in Branson, Missouri; the Grand Hinckley Inn in Hinckley, Minnesota in May 1994. The Company had previously purchased the Country Tonite production show in March 1994.

RESULTS OF OPERATIONS

    The following financial data presented below has been derived from the Company's Consolidated Financial Statements for the fiscal years ended September 30, 1996 and 1995.


                                            Year Ended September 30
                                            ------------------------
                                              1996            1995
                                            --------       ---------
                                                 (in thousands)
INCOME FROM CONTINUING OPERATIONS
    Entertainment revenues                   $8,938         $ 6,750
    Hospitality revenues                      3,968           3,658

    Operating expense - entertainment         6,215           5,743
    Operating expense - hospitality           2,660           2,032

    General and administrative expense        2,190           2,006
    Interest expense                          1,278           1,193


    Other income (expense)                     (540)           (443)

INCOME (LOSS)  FROM CONTINUING OPERATIONS        23            (123)

DISCONTINUED OPERATIONS
    Income from discontinued operations           -             162

NET INCOME                                   $   23         $    39


    Following is management's discussion and analysis of significant factors which have affected the Company's financial position and operating results during the periods reflected in the accompanying consolidated financial statements.

FISCAL 1996 COMPARED TO FISCAL 1995

CONSOLIDATED

    The Company's revenues from continuing operations were $12,905,949, an increase of $2,498,076, or 24%, from the $10,407,873 recorded in fiscal 1995. Of the increase $2,188,241, or 88%, was provided by the entertainment segment with the hospitality segment accounting for the remaining increase of $309,835.

ENTERTAINMENT

    COUNTRY TONITE PRODUCTION SHOW

    Country Tonite Production show revenues totaled $2,192,360 in fiscal 1996, a decline of $173,762, or 7.3%, from fiscal 1995 revenues of $2,366,122. The decline was due principally to a lower contractual rate with the Aladdin Hotel in calendar 1996. Despite the decline in revenues, operating income increased $205,300, or 85%, to $446,271 in fiscal 1996 from $240,971 in fiscal 1995.
Management successfully reduced operating costs (including project, general and administrative costs and depreciation) from $2,125,152 in fiscal 1995 to $1,746,089 in fiscal 1996, a savings of $379,063, or 18%, principally through a concerted effort to reduce general and administrative expenses.

    COUNTRY TONITE THEATRE

    With paid attendance at the Branson Theatre reaching 40% of capacity in fiscal 1996, up from 29% in fiscal 1995, and average ticket prices increasing from $14.87 in fiscal 1995 to $15.57 in fiscal 1996, revenues increased $2,362,003, or 54%, from the fiscal 1995 total of $4,383,934 to $6,745,937 in fiscal 1996. Operating expenses (including project, general and administrative costs and depreciation) rose at a lower pace by $850,376, or 24%, to $4,468,470 in fiscal 1996 from $3,618,094 in fiscal 1995. The economies of scale evident at the 40% paid occupancy level provided an increase in operating income of $1,511,627 or 197% to $2,277,467 in fiscal 1996 from $765,840 in fiscal 1995.
The marketing efforts at the Country Tonite Theatre and its acceptance in the market have resulted in significant year to year increases in attendance and revenues from the initial 1994 period.

HOSPITALITY

    GRAND HINCKLEY INN

    In fiscal 1996, the Grand Hinckley Inn continued its historical high occupancy rates, achieving an average occupancy of 86% and average daily rate of $54.85 compared to an average occupancy rate of 82% and an average daily rate of $56.63 in fiscal 1995. Revenues for fiscal 1996 increased $309,835, or 8%, to $3,967,652 in fiscal 1996 from $3,657,817 in fiscal 1995. Operating income fell $318,199, or 20%, from $1,625,585 in fiscal 1995 to $1,307,386 in fiscal 1996. Operating expenses (including project, general and administrative costs and depreciation) rose $628,034, or 31%, to $2,660,266 in fiscal 1996 from $2,032,232 in fiscal 1995.
The increase in operating expenses and resulting decrease in operating income were principally the result of higher property taxes and profit sharing expenses. Profit sharing with the Enterprise totaled $786,000 in fiscal 1996 compared to $361,000 in fiscal 1995, as hotel revenues exceeded the cumulative threshold during fiscal 1995.

GENERAL AND ADMINISTRATIVE

    The Company's general and administrative expenses aggregated $2,190,154 in fiscal 1996 compared to $2,006,272 for fiscal 1995. The increase resulted primarily from higher legal and professional fees.

GAMING

    Loss on gaming projects of $742,000 for fiscal 1996 consists principally of the loss on abandonment of the Palace Casino acquisition in January 1996 of $727,000. Although the Company reached an agreement as part of a joint venture to again acquire the Palace Casino in September 1996, generally accepted accounting principles do not allow reversal of the abandonment loss.

    Loss on gaming projects for fiscal 1995 consists of $250,000 of fee income received upon signing of a gaming contract, $600,000 of fee income in exchange for the relinquishment of rights to gaming contracts, offset by $944,248 of abandonment costs related principally to the Hoh, Cherokee and Louisiana gaming projects.

OTHER

    Other income for 1995 includes $403,000 from the reversal of excess reserves principally related to the closing of the Biloxi Star Theatre.

    During fiscal 1994, management elected to discontinue its recreational property marketing efforts, and revenue and expenses from those activities were categorized as discontinued operations. A gain of $162,217 from discontinued operations during fiscal 1995 resulted from final revenues being received, and from the reversal of excess reserves related to closing the Company's Wisconsin offices.

    Interest expense totaled $1,278,052 for fiscal 1996 compared to $1,193,403 for fiscal 1995.

    The FASB has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets

Being Disposed of," which provides guidance on how and when impairment losses are recognized on long-lived assets. This statement, when adopted, is not expected to have a material impact on the Company.

    The FASB has issued SFAS No. 123, "Accounting for Stock-Based
Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. This statement provides a choice to either adopt the fair value based method of accounting or continue to apply APB Opinion No. 25, which would require only disclosure of the pro forma net income and earnings per share, determined as if the fair value based method had been applied. The Company plans to continue to apply APB Opinion No. 25 when adopting this statement, and accordingly, this statement is not expected to have a material impact on the Company.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents increased $503,469 to $1,546,422 at September 30, 1996 from $1,042,953 at September 30, 1995. In addition to funds provided by operations, the Company's principal source of funds in fiscal 1996 consisted of a placement of convertible subordinated debentures of $1,493,000 and warrant exercises which provided $918,000. The Company's principal use of funds in fiscal 1996 consisted of additions to deferred development costs of $2,039,165 payments of notes payable and long-term debt totaling $1,389,322 and capital expenditures of $278,722.

    At September 30, 1996, the Company has approximately $100,000 available under a line of credit with a bank.

    The Company expects that available cash and cash from future operations will be sufficient to meet the capital expenditures, debt service and working capital requirements of its existing businesses. The Company will need to raise approximately $7,000,000 to meet the near term capital requirements of its new businesses (Tunisia Casino and Pigeon Forge Theatre) and proposed acquisition (Palace Casino). The sources of such funding have not yet been identified and cannot be assured.

    Notes receivable totaling $1,232,000 related to the warrant exercise originally due in January and December 1996 are in the process of being restructured. Collection of monies due is not anticipated in the 1997 fiscal year.

CAPITAL EXPENDITURES

    Capital expenditures by the Company were $278,722 for the year ended September 30, 1996 compared to $85,836 for the 1995 fiscal year. Capital expenditures for 1996 consisted principally of additional equipment purchases for the entertainment segment.

FUTURE OPERATIONS

    The Company is currently evaluating new venues for its Country Tonite production in such high-tourist areas as Myrtle Beach, South Carolina; Reno, Nevada; and Laughlin, Nevada.

    Potential new hospitality opportunities continue to be explored as well.

    The Grand Hinckley Inn has been profitable since inception and management is presently exploring potential new hospitality endeavors.

    The Country Tonite production, playing at the Aladdin Hotel and Casino in Las Vegas, is contracted through December 31, 1997.

    In September 1995 the Company abandoned its efforts as to the Cherokee, Louisiana and Hoh gaming projects, but concluded negotiations with Harrah's Entertainment, Inc. ("Harrah's") whereby the Company will act as a consultant in the development and management of one or more casinos to be funded by Harrah's for the Pokagon Band of Potawatomi Indians in northern Indiana and in southwestern Michigan. The Company will, upon commencement of operations, receive 21.6% of Harrah's management fee, without being required to provide any of the capital necessary for development.

    In March 1997, the Company, through a 60% owned joint venture, will operate a theatre in Pigeon Forge, Tennessee, as a new venue for the Country Tonite Show.

    Under terms of the prospective transaction to purchase the Palace Casino as part of a joint venture, the Company is scheduled to close the transaction in January 1997, assuming all regulatory clearances have been obtained.

    The Company continues to pursue other opportunities to own and manage additional non-gaming and gaming facilities either singularly or in conjunction with other gaming industry participants.

SEASONALITY

    The Company expects its hotel operations will be affected by seasonal factors, including holidays, weather and travel conditions. The theatre operation in Branson, Missouri will also be affected by seasonal factors and in addition will be closed annually from mid-December through mid-March, a period when theatres normally close in Branson.

IMPACT OF INFLATION

    Management of the Company does not believe that inflation has had any significant adverse impact on the Company's financial condition or results of operations for the periods presented. However, an increase in the rate of inflation could adversely affect the Company's future operations and expansion plans.

FOREIGN CURRENCY TRANSACTIONS

    The Company's transactions with respect to the proposed casino venture in Tunisia will be in dinars. As such, there are all the risks pertaining to fluctuations in foreign exchange rates and potential restrictions or costs associated with the transfer of funds to the United States.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    All statements contained herein that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as the introduction of new hotels or renovation of existing hotels in the same markets; changes in travel patterns which could affect demand for the Company's hotels; changes in development and operating costs, including labor, construction, land, equipment, and capital costs; general business and economic conditions; and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as to the date made.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Index to Financial Statements appears at page F-1 hereof, the Report of Registrant's Independent Accountants appears at page F-2 hereof, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Registrant appear beginning at page F-3 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

--------------------------------------------------------------------------------
                                       PART III
--------------------------------------------------------------------------------


ITEM 9.  DIRECTOR'S AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement relating to its annual meeting expected to be held in April 1996, upon such definitive Proxy Statement being filed with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION.

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement relating to its annual meeting expected to be held in April 1996, upon such definitive Proxy Statement being filed with the Securities and Exchange Commission.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement relating to its annual meeting expected to be held in April 1996, upon such definitive Proxy Statement being filed with the Securities and Exchange Commission.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement relating to its annual meeting expected to be held in April 1996, upon such definitive Proxy Statement being filed with the Securities and Exchange Commission.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits

    The Exhibits to this Report are listed on page E-1 hereof:

    (b)  Reports on Form 8-K

              (i) A report on Form 8-K was filed on July 1, 1996 announcing an agreement by a wholly owned subsidiary of the Company to lease and operate a casino in Tunisia.

              (ii) A report on Form 8-K was filed on July 2, 1996 announcing new venues in Mississippi and Tennessee for the Country Tonite Show.

              (iii) A report on Form 8-K was filed on September 23, 1996. The Company announced the proposed acquisition of the Palace Casino as part of a joint venture.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                 CASINO RESOURCE CORPORATION


Date: December 30, 1996          By: /s/ JOHN J. PILGER
                                    -----------------------------------
                                    John J. Pilger,
                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 30, 1996 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                  Signature and Title
                                  -------------------


                                   /s/ JOHN J. PILGER
                                  -------------------------------------------
                                  John J. Pilger, Chief Executive Officer,
                                  President and Chairman of the Board of
                                  Directors


                                   /s/ MAURICE GAUDET
                                  -------------------------------------------
                                  Maurice Gaudet, Chief Financial Officer


                                   /s/ NOREEN POLLMAN
                                  -------------------------------------------
                                  Noreen Pollman, Vice President - Operations
                                  and Director


                                   /s/ ROBERT J. ALLEN
                                  -------------------------------------------
                                  Robert J. Allen, Vice President -
                                  Entertainment and Director

                  CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                        INDEX TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                             F-2


CONSOLIDATED FINANCIAL STATEMENTS
 Balance Sheets                                          F-3-4
 Statements of Operations                                F-5
 Statements of Stockholders' Equity                      F-6
 Statements of Cash Flows                                F-7-8
 Notes to Consolidated Financial Statements              F-9-23

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Casino Resource Corporation
and Subsidiaries

Biloxi, Mississippi

We have audited the accompanying consolidated balance sheets of Casino Resource Corporation and Subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casino Resource Corporation and Subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                          BDO SEIDMAN, LLP


Chicago, Illinois
November 5, 1996, except for Note 14
as to which the date is
December 26, 1996

                     CASINO RESOURCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------
September 30,                                                 1996            1995
--------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                $1,546,422      $1,042,953
  Restricted cash                                             338,602         327,261
  Accounts receivable - trade and other, net of
    allowance for uncollectibles of $3,043 in 1996
    and $3,000 in 1995                                        307,204         525,885
  Prepaid expenses                                            438,042         413,897
--------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                        2,630,270       2,309,996
--------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION
  AND AMORTIZATION                                         15,082,906      15,860,940
--------------------------------------------------------------------------------------

OTHER ASSETS
  Cost in excess of fair value of assets acquired, less
    accumulated amortization of $124,645 in 1996 and
    $76,395 in 1995                                           599,097         647,347
  Deferred development costs                                2,201,211         895,358
  Notes and advances receivable - related parties             556,895         443,931
  Deferred charges, less accumulated amortization
    of $244,047 in 1996 and $231,825 in 1995                   40,781         102,526
  Deposits and other                                          673,384         691,350
--------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                          4,071,368       2,780,512
--------------------------------------------------------------------------------------
                                                          $21,784,544     $20,951,448
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------
September 30,                                              1996             1995
--------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                      $1,173,449       $1,657,878
  Notes and accounts payable to related parties                  -          103,243
  Note payable - Grand Casinos, Inc.                       589,410        1,289,410
  Current maturities of long-term debt                     547,755          677,801
  Accrued expenses and other liabilities                   917,370          600,237
  Provision for contingencies                               29,647          101,000
--------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                3,257,631        4,429,569
--------------------------------------------------------------------------------------

LONG-TERM LIABILITIES
  Long-term debt, less current maturities                9,952,366       10,487,701
  Subordinated Convertible Debentures                      350,000                -
--------------------------------------------------------------------------------------
Total long-Term Liabilities                             10,302,366       10,487,701
--------------------------------------------------------------------------------------

TOTAL LIABILITIES                                       13,559,997       14,917,270

Commitments and Contingencies

STOCKHOLDERS' EQUITY
  Preferred stock, 8% cumulative; $.01 par value;
    authorized 5,000,000 shares; none issued                     -                -
  Common stock, $.01 par value; authorized 30,000,000
    shares; 9,761,803 and 7,746,007 shares issued and
    outstanding in 1996 and 1995, respectively              97,618           77,460
  Additional paid-in capital                            22,121,175       18,741,575
  Notes receivable - common stock                       (1,232,000)               -
  Deficit                                              (12,762,246)     (12,784,857)
--------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                               8,224,547        6,034,178
--------------------------------------------------------------------------------------
                                                       $21,784,544      $20,951,448
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30,                                    1996            1995
--------------------------------------------------------------------------------------
REVENUE
  Revenue - entertainment                                $8,938,297       $6,750,056
  Revenue - hospitality                                   3,967,652        3,657,817
--------------------------------------------------------------------------------------
Total revenue                                            12,905,949       10,407,873
--------------------------------------------------------------------------------------

COSTS AND EXPENSES
  Operating costs - entertainment                         6,214,560        5,743,246
  Operating costs - hospitality                           2,660,266        2,032,232
  General and administrative                              2,190,154        2,006,272
  Other (income) expense - principally adjustments
    of provisions of contingencies in 1995                  (65,893)        (503,071)
  Interest expense - net of interest income of
    $136,019 and $34,959 in 1996 and 1995                 1,142,033        1,158,444
  Loss on abandonment of gaming projects - net              742,218           94,248
--------------------------------------------------------------------------------------
Total costs and expenses                                 12,883,338       10,531,371
--------------------------------------------------------------------------------------
Income(loss) from continuing operations                      22,611         (123,498)
--------------------------------------------------------------------------------------

INCOME FROM DISPOSAL OF DISCONTINUED OPERATIONS                   -          162,217
--------------------------------------------------------------------------------------
Income  from discontinued operations                              -          162,217
--------------------------------------------------------------------------------------

NET INCOME                                                  $22,611          $38,719
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

INCOME (LOSS) PER COMMON SHARE
  Loss from continuing operations                             $0.00           ($0.01)
  Income from disposal of discontinued operations                               0.02
--------------------------------------------------------------------------------------

NET INCOME  PER COMMON SHARE                                  $0.00            $0.01
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      8,980,105        7,609,076
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
                                                                        Additional        Notes
                                                     Common Stock         Paid-in       Receivable
                                                  Shares      Amount      Capital      Common Stock      Deficit       Total
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1994                     7,390,007    $73,900    $17,561,810    $          -    ($12,823,576)  $4,812,134
Issuance of common stock - purchase
  of gaming contract                              100,000      1,000        330,250                              -      331,250
Issuance of common stock - acquisition             10,000        100         20,212                              -       20,312
Issuance of common stock - employee stock
  options                                          29,000        290          3,980                              -        4,270
Issuance of common stock - settlement of
  advances and expenses                            92,000        920        183,973                              -      184,893
Issuance of common stock - exercise of
  warrants                                        125,000      1,250        530,000                              -      531,250
Other                                                   -          -        111,350                              -      111,350
Net income                                              -          -              -                         38,719       38,719
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1995                     7,746,007     77,460     18,741,575              -     (12,784,857)   6,034,178
Issuance of common stock - conversion of
  debenture                                       839,852      8,399      1,218,390                              -    1,226,789
Issuance of common stock - acquisition             17,500        175         35,919                              -       36,094
Issuance of common stock - settlement of
  litigation                                       15,000        150         31,725                              -       31,875
Issuance of common stock - exercise of
  warrants                                      1,143,444     11,434      2,138,566     (1,232,000)              -      918,000
Cancellation of previously issued warrants              -          -        (45,000)                             -      (45,000)
Net income                                              -          -              -                         22,611       22,611
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1996                     9,761,803    $97,618    $22,121,175    ($1,232,000)   ($12,762,246)  $8,224,547
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

             CASINO RESOURCE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Year ended September 30,                                                  1996             1995
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Income(loss) from continuing operations                                $22,611         ($123,498)
    Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities
        Depreciation and amortization                                  1,203,049         1,349,909
        Abandonment cost - gaming ventures                               742,218           255,255
        Provision for doubtful accounts                                       43           (33,458)
        Expenses paid through issuance of common stock                    57,297            84,893
        Loss on sale/abandonment of property and equipment                     -           104,986
        Changes in assets and liabilities
          Accounts receivable - trade and other                          218,638            71,448
          Prepaid expenses                                                22,141           (97,733)
          Other assets                                                    17,966           103,087
          Accounts payable - trade                                      (484,429)       (1,216,295)
          Accrued expenses and other liabilities                         317,133          (192,093)
---------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES                   2,116,667           306,501

  Income  from discontinued operations                                         -           162,217

  Change in provision for contingencies                                  (71,353)         (189,565)
---------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    2,045,314           279,153
---------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
  Decrease (increase) in restricted cash                                 (11,341)          692,793
  Increase in deferred development costs                              (2,039,165)         (759,220)
  Purchase of property and equipment                                    (278,722)          (85,536)
  Increase  in due to/from  related parties                              (26,207)          (91,670)
  Increase  in deferred charges and other                               (272,584)         (106,492)
---------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                 (2,628,019)         (350,125)
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

              CASINO RESOURCE CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Year ended September 30,                                                    1996           1995
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock and other equity
    transactions                                                           801,555         586,869
  Proceeds from (payments on) line-of-credit borrowings                   (700,000)      1,289,410
  Proceeds from long-term debt                                           1,673,941
  Payments on long-term debt                                              (689,322)       (902,292)
---------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                1,086,174         973,987
---------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                       503,469         903,015

Cash and Cash Equivalents, at beginning of year                          1,042,953         139,938
---------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, at end of year                               $1,546,422      $1,042,953
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for
    Interest                                                            $1,296,763      $1,166,139
    Income taxes                                                            68,603          21,223

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
    Issuance of common stock as payment for deferred
      development costs                                                    $36,084        $491,250
    Conversion of subordinated convertible debentures                    1,300,000               -
    Deferred cost write-offs                                               (49,670)              -

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS

    Casino Resource Corporation and Subsidiaries (the "Company") is primarily engaged in the hospitality and entertainment businesses. The Company owns and operates a hotel in Hinckley, Minnesota (the Grand Hinckley Inn), a production theatre in Branson, Missouri (the Country Tonite Theatre) and a production company in Las Vegas, Nevada (Country Tonite Enterprises) and has formed a joint venture, Country Tonite Theatre, L.L.C., to lease and operate a theatre in Pigeon Forge, Tennessee beginning in March 1997.

    The Company is in the process of entering the gaming industry as a result of its participation with Harrah's Entertainment, Inc. in a major Indian gaming award in Indiana and Michigan, its pending contract as part of a joint venture to purchase an existing casino in Biloxi, Mississippi, and its agreement to lease and operate a casino in Tunisia.

    BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Casino Resource Corporation and its majority and wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

    ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    For purposes of the consolidated statements of cash flows, cash equivalents consist of short-term investments having an original maturity of three months or less. Carrying amounts approximate fair value because of the short-term maturity of the investments.

    RESTRICTED CASH

    The Company has restricted cash being held by a Mississippi state court in conjunction with litigation involving the construction and subsequent sale of the Biloxi Star Theatre.

    CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash instruments and accounts receivables. The Company maintains cash, cash equivalents with various financial institutions. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluation of its customers and maintains allowances for potential credit loses, if necessary.

    ADVERTISING

    Advertising expenditures are generally charged to operations in the year incurred and totaled $289,906 in 1996 and $271,186 in 1995. The company has advertising commitments for fiscal 1997 totaling $24,960 at September 30, 1996, which consist primarily of outdoor sign contracts.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. For financial reporting purposes depreciation and amortization is computed over the estimated useful lives of the assets (or the lease term, if shorter) by the straight-line method over the following lives:

    Land improvements                     20 - 25 years
    Buildings                             35 - 40 years
    Leasehold improvements                10 - 15 years
    Office equipment                       5 -  6 years
    Transportation equipment               5 -  7 years
    Other                                       5 years

    COST IN EXCESS OF FAIR VALUE OF ASSETS ACQUIRED

    Cost in excess of fair value of assets acquired is amortized using the straight-line method over fifteen years.

    DEFERRED DEVELOPMENT COSTS

    Deferred development costs consist of external costs incurred in the evaluation of potential ventures. The costs are expensed if a determination is made to abandon the project.

    DEFERRED CHARGES

    Deferred charges consist of pre-opening expenses at the Country Tonite Theatre, loan and convertible debt origination fees and organization expenses. Amortization is on the straight-line method over estimated useful lives ranging from one to five years.

    DISCONTINUED OPERATIONS

    Until the third quarter of 1994, the Company was in the resort marketing business. The operations of this business segment have been accounted for as a discontinued operation. A gain of $162,217 from discontinued operations in 1995 results from reversing a portion of the provision for contingencies established in 1994 and from additional revenues being received during 1995 whereas related operating expenses were previously recognized.

    NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

    Net income (loss) per share data are computed using the weighted average number of common stock outstanding during each period. Common equivalent shares from stock options and warrants have been included in the computation using the treasury stock method only when their effect would be dilutive. Fully dilutive net income per share has not been presented as the difference is not significant.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the previously reported 1995 financial statements to conform with the 1996 presentation.

    RECENT ACCOUNTING PRONOUNCEMENTS

    Effective for fiscal years beginning after December 15, 1995, Statement of Financial Accounting Standards Number 121; "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("Statement 121") was adopted by the Financial Accounting Standards Board ("FASB"). The adoption by the Company of Statement 121 is not expected to have a materially adverse effect on the Company's financial condition or results of operations.

    In December 1995, FASB issued Statement of Financial Standards Number
    123, "Accounting for Stock-Based Compensation." This standard encourages a new method of recognizing stock-based compensation expense using an option pricing model measurement of estimated fair value of employee stock options. Alternatively, companies may choose to retain the current approach set forth in Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees," and provide expanded footnote disclosure as to what the effects of utilizing the option pricing model measurement would have been.
Statement 123 is effective for fiscal years beginning in 1996. The Company does not plan to use the option pricing model measurement of Statement 123 and will provide the required footnote disclosure.

2.  RELATED PARTIES

    The related party receivables and payables of the Company consist primarily of funds loaned to and from the Company by and to shareholders and related entities.

    As described in Note 8, the Company has leased various equipment and facilities from related parties.

    Notes and advances receivable includes notes and related interest due from officers and stockholders totaling $806,895 and $443,931 at September 30, 1996 and 1995, respectively, at interest rates ranging from 7% to 9.5%. The notes mature from December 31, 1996 to October 15, 1998. Interest income from these notes was $88,448 and $30,840 in 1996 and 1995, respectively.

    Notes and accounts payable at September 30, 1995 consist of reimbursements due officers and accrued and unpaid compensation to an officer of the Company who is a significant shareholder and director. The debt was due on demand and carried a 7% interest rate. Related party interest expense was $1,065 and $17,277 in 1996 and 1995, respectively.

    In October 1996, the Company extended a $100,000 promissary note to an officer with interest at the prime rate. The note matures on April 13, 1997 with interest payable quarterly.

    Subsequent to year end, the Company extended a $135,000 line of credit to an officer of the Company. The loan accrues interest at the prime rate and is due on May 11, 1997. This line is secured by common stock.

3.  PROPERTY AND EQUIPMENT

    SEPTEMBER 30,                           1996           1995
    -------------                           ----           ----
    Land and improvements                   $ 2,226,724    $ 2,226,724
    Buildings                                11,327,492     11,309,549
    Leasehold improvements                      404,364        404,364
    Furniture, fixtures and equipment         3,711,359      3,450,580
                                            -----------    -----------
                                             17,669,939     17,391,217
    Less accumulated depreciation
     and amortization                        (2,587,033)    (1,530,277)
                                            -----------    -----------
    Net property and equipment              $15,082,906    $15,860,940
                                            -----------    -----------
                                            -----------    -----------

4. DEFERRED DEVELOPMENT COSTS

     Deferred development costs consist of the following:

     SEPTEMBER 30,                             1996             1995
     ------------------------------------------------------------------------

     Pokagon Indian Gaming Project (A)     $ 1,052,378      $   645,287

     Tunisia Casino Project (B)                682,435                -

     Palace Casino Project (C)                 466,398          250,071
     ------------------------------------------------------------------------
                                           $ 2,201,211      $   895,358
     ------------------------------------------------------------------------

     (A) Monarch Casinos, Inc. sold its rights to the Pokagon Indian gaming contract to the Company in fiscal 1995 for consideration consisting of the Company's assumption of certain trade payables of the seller; the Company's obligation to reimburse certain of the seller's principals for travel and other new business development costs; the Company's obligation to loan the seller limited amounts of funding; the execution of an agreement with the seller for the payment of future new business development fees; and the issuance of 100,000 of the Company's common shares plus the contingent issuance of an additional 1.9 million common shares (to be earned as the Pokagon gaming contract achieves certain governmental approval levels and upon commencement of operations of the initial casino).

     Also, included in this amount is a $250,000 advance to an officer of Monarch Casinos, Inc. This advance was made in accordance with the contract described above. This advance accrues interest at 7% and is due on demand after June 6, 1995, or will be canceled upon the second anniversary date of the opening of the first Pokagon casino.

     All external costs and costs assigned to the issuance of the Company's common shares will be capitalized and expensed over five years commencing with the receipt of initial management fees from the Pokagon gaming venture.

     The Company in turn entered into an agreement with Harrah's Entertainment, Inc. ("Harrah's") whereby the Company's rights to the Pokagon gaming contract were assigned to Harrah's in return for a share of Harrah's future management fee from operations of planned Pokagon tribal casinos. Harrah's is primarily responsible to fund all costs attributable to development and operation of the casinos, receiving in return a management fee, as defined. The Company, while not primarily responsible to fund any such development or operational costs might, in certain circumstances, be required to provide reimbursements to Harrah's. The Company will receive 21.6% of Harrah's fees earned. The Company has agreed to pay a percentage of the fees it earns from Indian gaming contracts to certain consultants.

     In addition to the agreement above, Harrah's agreed to reimburse the Company for all the costs associated with the venture related to the Eastern Band of Cherokee Indians in exchange for the Company renouncing any rights or claims to any other business ventures of

     Harrah's and its affiliates. The amount to be reimbursed is $600,000 which is recorded as an other asset. Harrah's will pay CRC $120,000 per year commencing on the opening of the first Pokagon casino and each year after for four years. These payments will be reduced by $5,000 each month for a period of 40 months to cover Harrah's costs for administering the contract. Harrah's is in the process of obtaining the necessary regulatory approvals for the project.

     B) The Company entered into a lease agreement with Samara Casino Company in June 1996 for the casino and its surroundings. The annual rent is $460,000 with a ten percent increase each year plus a variable percentage of the casino's gross income as defined per the agreement.

     In 1996, the Company paid $682,435 for costs related to the lease agreement. The principal portion of these costs, $480,000, are rent prepayments for the casino's first year of operation. The casino has a June 1, 1997 tentative opening date and this amount will be written off over twelve months of the casino's opening.

     The remaining costs incurred of $202,435 are costs associated with obtaining the agreement including architect and legal fees. These costs will be amortized overt the initial lease term of three years. The lease agreement can be renewed for two successive periods of three years.

     C) In 1995, the Company attempted to purchase certain assets of the Palace Casino. In February 1996, the Company did not consummate the planned purchase and expensed costs totaling approximately $727,000 of which $250,071 were deferred at September 30, 1995.

     In 1996, the Company entered into an operating agreement with two individuals acting as joint tenants to purchase certain assets of the Palace Casino. The Company has a 20% interest in the joint venture with an option to purchase up to 49%.

     The Company incurred $466,398 of costs relating to the project. The costs consist principally of the Company's initial investment of $400,000 and $46,094 for stock issued and other payments for land rights. The acquisition is expected to close in the second quarter of fiscal 1997.

5. ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

     SEPTEMBER 30,                             1996            1995
     ------------------------------------------------------------------------

     Payroll and payroll taxes               $204,888        $142,487

     Sales tax                                 44,612          61,270

     Interest                                  95,136         113,699

     Real estate taxes                        128,714          82,244

     Other                                    444,020         200,537
     ------------------------------------------------------------------------
                                             $917,370        $600,237
     ------------------------------------------------------------------------


6. SUBORDINATED CONVERTIBLE DEBENTURES

     In February 1996, the Company completed a private placement of $1,650,000, 8% subordinated convertible debentures (with net proceeds of $1,493,000). The debentures have a one year maturity with conversion into shares of common stock on or prior to the anniversary date at a price equal to 75% of market value based on the then current trading prices. The debentures were not registered under the Securities Act of 1933.
     Through September 30, 1996, $1,300,000 of principal amount of the debentures have been converted into 839,851 common shares.

7. LONG-TERM DEBT

     Long-term debt consists of the following:

     SEPTEMBER 30,                                        1996        1995
     ------------------------------------------------------------------------

     Mortgage payable, prime plus 1% (9.25% at
     September 30, 1996)(7% floor and 10% ceiling),
     collateralized by real estate, payable in monthly
     installments of $73,035 including interest through
     March 1999, with a final payment of $7,077,978
     due in April 1999                                  $7,600,142  $7,756,403

     Mortgage payable, prime plus 2% (10.25% at
     September 30, 1996)(11% ceiling), guaranteed
     by Grand Casinos, Inc. (see Note 11),
     collateralized by real estate, payable in monthly
     installments of $43,942 including interest through
     May 2004                                            2,771,952   3,000,151

     Other notes payable, interest at rates ranging from
     8.5% to 10%, collateralized by real estate, other
     assets and the personal guarantee by a certain
     officer, payable in monthly installments of $3,002
     through October, 2000.                                128,027     126,628

     Notes payable, 10.75%, repaid during 1996                   0     282,320
     -------------------------------------------------------------------------
                                                        10,500,121  11,165,502
     Less current maturities                              (547,755)   (677,801)
     -------------------------------------------------------------------------
                                                       $ 9,952,366 $10,487,701
     -------------------------------------------------------------------------
     Maturities of long-term debt are as follows:

     YEAR ENDING SEPTEMBER 30,
     -------------------------------------------------------------------------

     1998                                              $  485,436
     1999                                               7,538,639
     2000                                                 352,005
     2001                                                 383,969
     Thereafter                                         1,192,317
     -------------------------------------------------------------------------
                                                       $9,952,366
     -------------------------------------------------------------------------


8. LEASE COMMITMENTS

     The Company leases various equipment and facilities from related and unrelated parties. These leases require that the Company pay maintenance, utilities, insurance and taxes.

     Based upon the terms of the leases, they have been classified in the accompanying consolidated financial statements as operating leases.

     Total rent expense under operating leases was $106,272 and $224,527 for the years ended September 30, 1996 and 1995, respectively.
     Related-party rent expense was $45,905 and $60,909 in 1996 and 1995, respectively.

     Minimum annual rental commitments of noncancellable operating leases covering facilities and equipment at September 30, 1996 are approximately:

                                       RELATED
     YEAR ENDING SEPTEMBER 30,          PARTY        OTHER       TOTAL
     -------------------------------------------------------------------------

     1997                              $24,000     $641,979     $665,979
     1998                                    0      880,303      880,303
     1999                                    0      865,319      865,319
     2000                                    -      799,543      799,543
     2001                                    -      672,001      672,001
     Thereafter                              -      280,002      280,002
                                      ----------------------------------------
                                       $24,000   $4,139,147   $4,163,147
                                      ----------------------------------------


9. TAXES ON INCOME

     The provision or income taxes include federal and state income taxes currently payable and those deferred because of temporary differences between financial statement and the tax bases of assets and liabilities and the utilization of net operating loss carryforward.

     The Company's provision for income taxes ($0) differs from the federal statutory rate due to the utilization of net operating loss carryforward.

     Deferred income taxes consist of the following:

     SEPTEMBER 30,                                        1996        1995
     -------------------------------------------------------------------------

     Total deferred tax assets, relating principally
     to net operating loss carryforward               $ 4,500,000  $ 4,600,000

     Deferred tax liabilities                               -          (20,000)
     -------------------------------------------------------------------------
                                                        4,500,000    4,580,000

     Less Valuation allowance                          (4,500,000)  (4,580,000)
     -------------------------------------------------------------------------
     Total net deferred tax assets                    $     -      $    -
     -------------------------------------------------------------------------

     Due to the uncertainty of realizing the deferred tax asset in the future, the Company has recorded a valuation allowance equaling the deferred tax asset. At September 30, 1996, the Company has federal net operating loss carryforwards available to offset future taxable income of approximately $11,000,000, which expire in various years through 2010.

10. CAPITAL STOCK

     In 1995, a consultant to the Company received 50,000 common shares for services rendered, and 100,000 shares were issued to Monarch Casinos, Inc., as consideration for introducing the Company to potential gaming ventures, including the Pokagon Tribal award (see Note 4).

     During fiscal 1995, 71,000 common shares were issued to current and former employees under the exercise of employee incentive options and severance agreements.

     In September 1995 an investor exercised warrants to acquire 125,000 common shares. (See Warrants)

     In November 1995 the Company's former Chairman of the Board exercised warrants to acquire 1,143,444 shares of common stock for $2,150,000 or $1.88 per share, by the payment of $650,000 cash and execution of promissory notes due January 31, 1996 ($500,000) and December 31, 1996 ($1.0 million). At September 30, 1996, $1,232,000 is outstanding.

     During 1996, 15,000 shares of stock were issued in settlement of litigation with a former officer of the Company.

     In 1996, 17,500 shares of common stock were issued in connection with the acquisition of leasehold rights for the proposed Palace Casino acquisition.

     Through September 30, 1996, 839,581 shares were issued upon conversion of subordinated convertible debentures (see Note 6).

     WARRANTS

     As part of the public offering in September and October 1993 the Company issued Class A Warrants (the IPO Warrants), expiring, after a one year extension, on September 15, 1997, for the purchase of 2,760,000 common shares at $6.75 per share. None of these warrants have been exercised to date.

     In connection with the sale of the Biloxi Star Theater in September 1994, the Company issued warrants for the purchase of 1,018,444 common shares to Grand Casinos, Inc. ("Grand"). These warrants, originally priced to exercise at $2.00 per share, were transferred by Grand to the Company's former Chairman of the Board in exchange for services provided to Grand. The warrants were exercised in November 1995 at a price of $1.88 per share.

     Options to acquire 35,000 common shares issued to the former owners of Country Tonite Enterprises expired in March 1996.

     In April 1994 the Company issued warrants to Grand for the purchase of 250,000 common shares at $4.50 per share, as partial consideration for Grand's guarantee of Company debt. During 1995 these warrants were transferred by Grand to an investor and to the Company's former Chairman of the Board in exchange for services provided to Grand. In September 1995, 125,000 shares were issued to the investor pursuant to a partial exercise of these warrants for $531,250. The Company escrowed $50,000 of such funds and paid to the investor his interest and transaction costs equal to such escrow. The remaining 125,000 warrants were exercised in November 1995 at $1.88 per share.

     The managing underwriter of the public offering received warrants to acquire 240,000 shares at $8.25 per share (expiring on September 18, 1998) and options to acquire 240,000 IPO warrants at $.41 per warrant (expired on September 18, 1996). The warrants are exercisable at $6.75 per share. None of these warrants have been exercised to date.

     Warrants for the purchase of 200,000 common shares issued in May 1995 to an investment advisor were cancelled in 1996.

     OPTIONS AND AWARDS

     Certain financial consultants to the Company received options in December 1992 and in January 1993 to acquire 87,500 shares of common stock as consideration for services rendered. These options are fully vested and are exercisable at $2.375 per share (17,500 shares) and at $.75 per share (70,000 shares). None of these options have been exercised to date.

     A former Company executive was granted options in September 1995, as part of an employment termination arrangement, to acquire 50,000 shares of common stock at $2.50 each (as to 25,000 shares) and $6.80 each (as to 25,000 shares). The aggregate options expire in September 2003 and none of the options have been exercised to date.

     STOCK INCENTIVE PLAN

     In fiscal 1995 the Company's 1993 Long-Term Incentive and Stock Option Plan was amended (now the Amended and Restated 1993 Long-Term Incentive and Stock Option Plan) to provide for the issuance of an aggregate 500,000 options/awards of shares. Likewise, all previously outstanding options or awards were canceled and replacement awards issued at fair market value.

                                                               Exercise Price
                                            Shares                Per Share
     --------------------------------------------------------------------------

     Outstanding, October 1, 1994           188,000             $3.75 - $5.00
       Granted                              310,000             $1.70 - $4.14
       Exercised                            (29,000)            $2.13 - $3.88
       Canceled and Expired                (188,000)            $3.75 - $5.00
     --------------------------------------------------------------------------
     Outstanding, September 30, 1995        281,000             $1.70 - $4.14
       Granted                              154,000             $1.94 - $3.13
       Exercised                               -                      -
       Canceled and Expired                  53,600             $2.00 - $4.14
     --------------------------------------------------------------------------
     Outstanding, September 30, 1996        381,400             $1.60 - $4.14
     --------------------------------------------------------------------------
     Options exercisable at
       September 30, 1996                   227,500             $1.60 - $4.14
     Options available for future grant      89,600
     --------------------------------------------------------------------------


11. TRANSACTIONS WITH GRAND CASINOS, INC.

     On September 23, 1994 the Company entered into a term loan agreement with Grand Casinos, Inc. (Grand). Under the agreement the Company obtained advances aggregating $1,289,410 through September 30, 1995. Advances under this agreement bear interest at 10% per annum. Through July 31, 1996, $600,000 was repaid. Beginning in August, 1996, the loan is being amortized at a rate of $50,000 principal per month plus interest.

     In connection with provisions of the term loan, the Company granted Grand a second mortgage on the Grand Hinckley Inn. In addition, the Company granted to Grand a right of first refusal to purchase the hotel on the same terms and conditions offered by a prospective purchaser. This right is exercisable for a period of 30 days after the Company notifies Grand of a pending offer.

     The Company issued common stock warrants in April 1994, which entitles Grand to acquire 250,000 shares of common stock. The warrants are exercisable between April 1995 and April 1998 at an exercise price of $4.25 per share. These warrants were issued as consideration for Grand's guarantee of the Company's debt (see Note 10).

     For the years ended September 30, 1996 and 1995, 21% and 19% of total revenues and 55% and 54% of hospitality revenues were received through Grand's marketing department, respectively.

12. BUSINESS SEGMENTS

     The Company operates principally in two industry segments: (1) Entertainment Industry includes Country Tonite Enterprises, a production company, and the Branson Theatre; and (2) Hospitality Industry includes the Hinckley Hotel.

     Specified financial information by business segment is included in the following summary:


     YEAR ENDED SEPTEMBER 30,               1996            1995
     -------------------------------------------------------------------------

     Net Sales
       Entertainment                     $ 8,938,297      $ 6,750,056
       Hospitality                         3,967,652        3,657,817
     -------------------------------------------------------------------------
       Consolidated                      $12,905,949      $10,407,873
     -------------------------------------------------------------------------
     Operating income (loss)
       Entertainment                     $ 2,723,739      $ 1,006,810
       Hospitality                         1,307,386        1,625,585
       Corporate                          (2,190,156)      (2,006,272)
     -------------------------------------------------------------------------
       Consolidated                      $ 1,840,969      $   626,123
     -------------------------------------------------------------------------
     Identifiable assets
       Entertainment                     $11,085,112      $11,183,101
       Hospitality                         5,894,115        6,235,176
       Corporate                           4,805,317        3,533,171
     -------------------------------------------------------------------------
       Consolidated                      $21,784,544      $20,951,448
     -------------------------------------------------------------------------
     Capital expenditures
       Entertainment                     $   240,328      $    29,890
       Hospitality                            11,602           50,952
       Corporate                              26,792            4,694
     -------------------------------------------------------------------------
       Consolidated                      $   278,722      $    85,536
     -------------------------------------------------------------------------
     Depreciation and amortization
       Entertainment                     $   705,386      $   879,483
       Hospitality                           399,317          380,019
       Corporate                              98,346           90,407
     -------------------------------------------------------------------------
       Consolidated                      $ 1,203,049      $ 1,349,909
     -------------------------------------------------------------------------


13. COMMITMENTS AND CONTINGENCIES

     A) Under a Marketing Enhancement Agreement, entered into with the Tribal Commission of the Mille Lacs Band of Ojibwe Indians (owners of the Grand Casino Hinckley) and Grand, the Company receives a $20 fee per night per occupied room. The Company recognized approximately $982,000 and $925,000 from the marketing subsidy in 1996 and 1995, respectively. In return for the marketing enhancement fee, the hotel has entered into a revenue-sharing plan with the casino which requires that 50% of all room revenues above a defined cumulative threshold (up to the amount of marketing subsidy paid to the hotel) be paid to the casino. The cumulative threshold was exceeded in fiscal 1995. Payments due under the revenue-sharing plan totaled $786,000 and $361,000 in 1996 and 1995, respectively. Payments to Grand under this windfall profit sharing agreement for fiscal 1997 will vary based on revenues and the change, if any, in the operating cost threshold. The Company and the Tribal Commission of the Mille Lacs Band have entered into an agreement regarding future ownership of the hotel. The Tribal Commission has the unilateral right to purchase the hotel on the anniversary dates of its initial occupancy (May 1994) in each of years 2001 and through 2006 at a cost equivalent to the original development cost of the hotel plus the depreciated cost of personal property and all inventories. Conversely, in the event that the Tribal Commission allows the construction of more than 500 hotel or equivalent rooms on property owned by the Tribal Commission or Grand, the Company has the right to require the Tribal Commission to purchase the hotel at the cost stated above.

     B) The Company has guaranteed rent payments, totaling $360,000 per year for up to five years, of its 60% owned joint venture, Country Tonite Theatre, L.L.C., commencing March 1, 1997.

     C) The Company commenced an arbitration action in November 1994 with the Arbitration Association in Minneapolis, Minnesota, against Cunningham Hamilton Quiter, P.A. (CHQ), the architect it retained in connection with the construction of the Biloxi theatre. In this action, the Company seeks to recover the damages it believes it incurred as a result of the architectural design work on the Biloxi theatre relating to cost overruns in the construction of the Biloxi theatre. The arbitration demand seeks damages in an amount in excess of $1,000,000. On December 30, 1994, the architectural firm commenced a suit in a Mississippi state court seeking, among other things, to foreclose on a mechanics' lien it filed on the Biloxi theatre project in the amount of approximately $321,000. The architectural firm has also asserted claims for breach of contract, tortuous interference with economic advantage and punitive damages. The Company previously placed $321,000 in escrow to cover such mechanics' lien claim. The Company and the architectural firm have agreed to, among other things, resolve all disputes between them with respect to the Biloxi theatre project in the Minneapolis arbitration action and stay the lawsuit in Mississippi. The arbitration action was heard by a panel of arbitrators in November. A decision was rendered on December
     26, 1996 (See Note 14).

D) In 1995, a suit was brought against the Company in the Federal District Court of New Jersey in connection with the Company's former ownership of the Biloxi theatre. Venue was subsequently transferred to Mississippi. The plaintiff asserts it had a contract with the company for the promotion of eight professional boxing events at the Company's former Biloxi theatre. Total claims are for $500,000 in compensatory damages, punitive damages and attorneys' fees, interest and costs, and other relief the court may deem just and proper. The Company intends to vigorously defend itself against this action and believes it has meritorious defenses to the claims.

E) In May 1995, the Company was advised by written correspondence that a Minnesota company claims an interest in certain assets of Monarch, principally Monarch's interest in Indian gaming ventures. No specific amount was claimed. On November 13, 1995 the Minnesota company commenced an action in a Minnesota state court against Monarch and the Company alleging breach of contract against Monarch and tortuous interference with a contractual or business relationship against the Company. Management of the Company and Monarch each believe that the claims are without merit and plan to vigorously defend themselves against the claims.

F) Two former officers of a subsidiary of the Company, have brought suit against the Company in connection with their employment termination in June 1995. No specific amount of damages have been claimed, however, prior to the filing of the suit, the plaintiffs offered to settle the matter for $500,000. The Company believes that damages, if warranted, are well below such amount and, accordingly, intends to vigorously defend this matter.

G) The Company is also party to other items of litigation, none of which, either individually or collectively, are material.


14. SUBSEQUENT EVENT

     On December 26, 1996, the arbitrators for the CHQ arbitration case announced their decision. The Company's recovery was limited to a reduction of previously escrowed fees of approximately $321,000, on deposit with a Mississippi state court, to approximately $142,000. The decision which is subject to appeal, would result in a gain to the Company of approximately $139,000.

EXHIBIT INDEX
-------------

                                                                   Sequentially
Exhibit No.                 Description of Exhibit                Numbered Pages
-----------  ---------------------------------------------------  --------------

2.1          Palace Casino Asset Acquisition Agreement(6)

3.1 Restated Articles of Incorporation of the Company, as amended(2)

3.2          Bylaws of the Company, as amended(3)

10.1         Employment Agreement dated May 20, 1996 between the
             Company and John J. Pilger(6)

10.2 Ground Lease dated as of August 11, 1993, as amended by the Amendment to Ground Lease date as of April 5, 1995, between Casino Building
             Corporation and Grand Casinos, Inc. relating to the site for the Grand Hinckley Inn.(5)

10.3 Hotel Development Agreement dated July 23, 1993, between the Company and Grand Casinos, Inc.
             relating to the development of the Grand Hinckley
             Inn.(1)

10.4         Marketing Enhancement and Purchase/Put Option
             Agreement dated as of August 11,1993, between the Company, the Corporate Commission and Grand
             Casinos, Inc. relating to the Grand Hinckley Inn.(1)

10.5         Form of Warrant Agreement between the Company and
             Norwest Bank Minnesota, N.A., as Warrant Agent, dated September 15, 1993(1)

10.6 Promissory Note dated as of September 15, 1993, made by John J. Pilger in favor of the Company.(3)

10.7 Contract to Produce Show dated December 28, 1995, between JMJ, Inc., dba Aladdin Hotel & Casino and
             Country Tonite Enterprises, Inc. relating to the
             Las Vegas production show(2)

10.8 Agreement for Purchase and Sale of Theatre dated March 11, 1994, among the Company, CRC of Branson, Inc. and Ahab of the Ozarks, Inc. relating to the acquisition of the Country Tonite Theatre.(2)

10.9 Construction and Term Loan Agreement dated as of April 1, 1994, as amended by the Amendment to Construction and Term Loan Agreement dated as of May 1, 1994, between the Casino Building Corporation and Miller & Schroeder Investments Corporation relating to the construction and financing of the Grand Hinckley Inn.(5)

10.10        Promissory Note dated April 5, 1994, made by Casino
             Building Corporation in favor of Miller & Schroeder
             Investments Corporation in the amount of $3,300,000.(5)

10.11        Mortgage, Security Agreement and Financing
             Statement dated as of April 1, 1994, between the Casino Building Corporation and Miller & Schroeder
             Investments Corporation.(5)

10.12        Guaranty Agreement dated April 1, 1994, by the
             Company in favor of Miller & Schroeder Investments
             Corporation.(5)

10.13 Assignment of Rents and Leases dated as of April 1, 1994, as amended by the Amendment to Assignment of Rents and Leases dated as of May 1, 1994, between Casino Building Corporation and Miller & Schroeder Investments Corporation.(5)

10.14 Subordination Agreement dated as of April 1, 1994, among the Company, Casino Building Corporation and
             Miller & Schroeder Investments Corporation.(5)

10.15 Loan Purchase Agreement dated April 1, 1994, among the Company, Casino Building Corporation and
             Miller & Schroeder Investments Corporation.(5)

10.16 Assignment dated as of April 1, 1994, between Casino Building Corporation and Miller & Schroeder Investments Corporation relating to the assignment of the Marketing Enhancement and Purchase/Put Option Agreement.(5)

10.17 Common Stock Purchase Warrant dated April 5, 1994, granted to Grand Casino, Inc. by the Company with respect to 98,130 shares.(5)

10.18        Common Stock Purchase Warrant dated April 19,
             1994, granted to Grand Casino Inc. by the Company with respect to 151,870 shares.(5)

10.19 Promissory Note dated March 29, 1994, made by Casino Building Corporation for $939,739.50 in favor of PDS Financial Corporation relating to the financing of furniture, fixtures and equipment for the Grand Hinckley Hotel.(5)

10.20        Security Agreement dated March 29, 1994, between
             Casino Building Corporation and PDS Financial
             Corporation.(5)

10.21 Guaranty dated March 29, 1994, made by the Company in favor of PDS Financial Corporation(5)

10.22 Debt Subordination Agreement date March 29, 1994, among Casino Building Corporation, the Company and
             PDS Financial Corporation(5)

10.23        Assignment dated March 29, 1994, among Casino
             Building Corporation, the Company and PDS Financial
             Corporation(5)

10.24 Biloxi Star Theater Asset Purchase Agreement dated August 18, 1994, among Grand Casinos, Inc., Grand Casinos of Mississippi, Inc., -Biloxi, the Company and Casino Building Corporation of Mississippi, Inc.(2)

10.25        Assignment and Assumption of Ground Sublease and
             Related Documents dated September 30, 1994, between Casino Building Corporation of Mississippi,
             Inc. and Grand Casinos Biloxi Theater, Inc.(2)

10.26        Bill of Sale date September 30, 1994, between
             Casino Building Corporation of Mississippi, Inc.
             and Grand Casinos Biloxi Theater, Inc.(2)

10.27 Assignment of Warranties, Permits, Licenses, Contracts, Service Agreements and other Intangible Rights dated September 30, 1994, between Casino Building Corporation of Mississippi, Inc. and Grand Casinos Biloxi Theater, Inc.(2)

10.28        Indemnification Agreement dated September 30,
             1994, among the Company, Casino Building
             Corporation of Mississippi, Inc., Grand Casinos,
             Inc., Grand Casinos, of Mississippi, Inc.-Biloxi and Grand Casinos Biloxi Theater, Inc.(2)

10.29 Non-Compete Agreement dated September 30, 1994, among the Company, Casino Building Corporation of Mississippi, Inc., Grand Casinos, Inc., Grand Casinos Biloxi Theater, Inc. and John J. Pilger.(2)

10.30        Termination Agreement dated as of September 30,
             1994, among the Company, Casino Building
             Corporation of Mississippi, Inc., Grand Casinos,
             Inc., Grand Casinos of Mississippi, Inc.-Biloxi(2)

10.31        Registration Rights Agreement dated as of
             September 30, 1994, between the Company and Grand
             Casinos, Inc.(2)

10.32 Term Loan Agreement dated as of August 18, 1894, between Casino Building Corporation and Grand
             Casinos, Inc. relating to the line of credit.(2)

10.33        Term Note dated as of September 23, 1994, between
             Casino Building Corporation and Grand Casinos,
             Inc.(2)

10.34 Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents, dated as of September 23, 1994, made by Casino Building Corporation to Grand Casinos, Inc., securing $1,750,000 Term Note.(2)

10.35        Continuing Guaranty (Unlimited) made by the
             Company in favor of Grand Casinos, Inc. dated as of September 23, 1994, relating to the $1,750,000
             Term Note.(2)

10.36        Third Party Pledge Argeement dated as of September
             23, 1994, made by the Company in favor of Grand
             Casinos, Inc. and relating to the Term Loan.(2)

10.37        Warrant to Purchase Common Stock dated as of
             September 27, 1994, granted to Grand Casinos,
             Inc.(2)

10.38        Rights of First Refusal Agreement dated as of
             September 23, 1994, between the Company and Grand
             Casinos, Inc., with respect to the sale of the Grand Hinckley Inn.(2)

10.39 Stock Purchase Agreement, dated as of December 18, 1992, between Mr. Pilger and Mr. Howarth(1) as amended by First Amendment dated June 2, 1993(5) Second Amendment dated July 2, 1993(5), and Third Amendment dated November 30, 1994.(4)

10.40 Settlement Agreement dated as of September, 1994, between the Company and Gerald North.(2)

10.41 Settlement Agreement dated December 8, 1994 between the Company and Resource Financial
             Services.(2)

10.42 Agreement dated as of October 15, 1993, between the Company and Kevin Kean Company, Inc.(3) as amended by the Amendment dated as of December 15, 1994, relating to Cherokee gaming project.(5)

10.43        Management Agreement dated February 1995 between
             CRC West, Inc. and Hoh Indian Tribe.(5)

10.44        Mutual Release dated August 31, 1995, between CRC
             West, Inc. and Hoh Indian Tribe.(5)

10.45        Memorandum of Understanding dated January 10,
             1995, between The Promus Companies Incorporated and the Company with respect to the development of certain gaming projects.(3)

10.46        Memorandum of Understanding dated January 18,
             1995, between Monarch Casinos, Inc. and the
             Company with respect to the development of certain gaming projects.(3)

10.47 Memorandum of Understanding dated March 10, 1995, between the Company, the Kevin Kean Company, Inc.
             and James E. Barnes with respect to the
             development of certain gaming projects.(5)

10.48        Agreement dated May 8, 1995, between Monarch
             Casinos, Inc. an the Company with respect to the January 18, 1995, Memorandum of Understanding.(5)

10.49 Lease Modification Agreement dated August 7, 1995, with respect to the Elkhorn Wisconsin Lease.(3)

10.50 Settlement Agreement dated August 7, 1995, between the Company, John J. Pilger an Richard A. Howarth,
             Jr.(3)

10.51 Letter Agreement dated August 22, 1995, relating to extension of maturity date for September 23, 1994 Term Note.(3)

10.52        Agreement dated December 1, 1995, between the
             Company and Kevin M. Kean.(5)

10.53        Warrant Purchase Agreement and Cherokee Dispute
             Resolution dated December 1, 1995, between the
             Company and Kevin M. Kean.(5)

10.54        Promissory Notes dated December 1, 1995, made to
             Kevin M. Kean in favor of the Company.(5)

10.55 Promissory Note dated December 31, 1994, between the Company and John J. Pilger.(6)

10.56 Promissory Note dated October 25, 1995, between the Company and John J. Pilger.(6)

10.57        Promissory Note dated April 8, 1996 between the
             Company and John J. Pilger.(6)

10.58 Non-Circumvention and Non-Disclosure Agreement dated July 26, 1996, between the Company and Huong
             "Henry" Le.(6)

10.59 Consulting Agreement dated December 6, 1995, between the Company and Monarch Casinos.(6)

10.60 Technical Assistance and Consulting Agreement dated June 10, 1996, between the Company and Harrah's Southwest Michigan Casino Corporation.(6)

10.61        Lease Agreement dated September 4, 1996, between
             J. MacDonald Burkhart M.D. and Country Tonite
             Theatre L.L.C.(6)

10.62        Operating Agreement of Country Tonite Theatre
             L.L.C. dated September 24, 1996(6).

10.63        Limited Liability Company Operating Agreement of
             New Palace Casino, L.L.C(6)

10.64        Lease Contract dated June, 1996 between the
             Company and Samara Casino Company.(6)

10.65        Consultanting Agreement between the Company and
             Mondhor Ben Hamida.(6)

11.1         Statement Re. Computation of Per Share Earnings.(6)

21.1         Subsidiaries of Registrant (6)

23.1         Consent of BDO Seidman, L.L.P.(6)

27.1         Financial Data Schedule.(6)

             (1) Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-66504, declared effective September 15, 1993.
             (2) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended September 30, 1994, filed on January 12, 1995.
             (3) Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-90114, originally declared effective May 5, 1995.
             (4) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended September 30, 1995, filed on January 16, 1996.
             (5)   Incorporated by reference to the Company's Registration
                   Form S-3, File No. 33-31534, originally declared effective February 29, 1996.
             (6)   Filed herewith.