Form 10QSB
period 1996-12-31
CASINO RESOURCE CORP
filed 1997-02-14
CIK 899778

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         Form 10-QSB

                          (Mark One)

  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

  For the quarterly period ended December 31, 1996

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

  As of January 29, 1997, 10,053,364 Shares of Common Stock and 2,760,000 of Redeemable Class Warrants of the Company were outstanding.

                     INDEX TO QUARTERLY REPORT
                           ON FORM 10-QSB


  PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


  PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings

  Item 2.   Exhibits and Reports on Form 8-K


  SIGNATURES

             PART I FINANCIAL INFORMATION

  Item 1.   Financial Statements

            CASINO RESOURCE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands)
                                    December 31,      September 30,
                                        1996              1996*

ASSETS

Current Assets
Cash and cash equivalents            $ 1,067             $1,546
Restricted cash                          342                339
Accounts receivable, net                 550                307
Prepaid expenses                         263                438
                                     --------           --------
Total Current Assets                   2,222              2,630

Property and Equipment                17,721             17,670
Less accumulated depreciation        ( 2,856)            (2,587)
                                     --------           --------
Net property and equipment            14,865             15,083

Other Assets
Related parties assets                   560                557
Deferred development cost              2,938              2,201
Intangibles, net                         587                599
Other                                    716                715
                                     --------           --------
Total Other Assets                     4,801              4,072
                                     --------           --------
                                     $21,888            $21,785
                                     ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                     $   847            $ 1,173
Accrued expenses                         979                949
Line-of-credit and current maturities
 of long-term debt                       993              1,138
                                     --------           --------
Total Current Liabilities              2,819              3,258


Long-term debt                         9,835             10,302
                                     --------           --------
Total Liabilities                     12,654             13,560

Commitments and Contingencies

Stockholders' Equity
Capital shares                           100                 98
Paid-in Capital                       22,469             22,121
Deficit                              (12,103)           (12,762)
Note receivable related to
 common stock                        ( 1,232)           ( 1,232)
                                     --------           --------
Total Stockholders' Equity             9,234              8,225
                                     --------           --------
                                     $21,288            $21,785
                                     ========           ========

*Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.

             CASINO RESOURCE CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND CASH FLOWS
                  FOR THE THREE  MONTHS ENDED DECEMBER 31
                             (unaudited)
                (In thousands, except per share data)

                                                1996              1995

INCOME FROM CONTINUING OPERATIONS

Entertainment revenues                           $ 2,761         $ 2,388
Hospitality revenues                                 902             872
Operating costs - entertainment                    1,759           1,681
Operating costs - hospitality                        637             509
General and administrative expense                   489             551
Other expense                                     (  119)         (  296)
                                                ---------       ---------
NET INCOME                                       $   659         $   223
                                                =========       =========

NET INCOME PER COMMON SHARE                      $   .07         $   .03
                                                =========       =========

Weighted average shares, common stock           9,934,297       8,361,901
                                                =========       =========






CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                       $    659        $    223
Adjustments to reconcile net loss to net cash
 provided by operating activities
Depreciation and amortization                         284             375
Changes in assets and liabilitie
 Accounts receivable                              (   243)        (    34)
 Prepaid expenses                                     175             125
 Other assets                                     (     7)              9
 Accounts payable                                 (   326)        (   666)
 Accrued expenses                                      30         (    25)
                                                 ---------        --------
Net Cash Used in Operating Activities                 572               7

CASH FLOWS FROM INVESTING ACTIVITIES
 Increase in restricted cash                      (     2)        (     2)
 Purchase of property and equipment               (    50)        (    25)
 Increase in deferred development costs           (   737)        (   492)
 Increase in due to/from related parties - net    (     3)        (    80)
                                                  --------        --------
 Net Cash Used in Investing Activities            (   792)        (   599)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock and
    other equity transactions                          --             623
 Payments on life-of-credit and long-term debt   (    259)        (   451)
                                                  --------        --------
 Net Cash Provided by (Used In)
    Financing Activities                         (    259)            172
                                                  --------        --------
 Net Increase in Cash and Cash Equivalent        (    479)        (   420 )

CASH AND CASH EQUIVALENTS
 At beginning of period                              1,546          1,043
                                                  --------        --------
 At end of period                               $    1,067       $    623
                                                  ========        ========

The accompanying notes are an integral part of these condensed financial statements.

             CASINO RESOURCE CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


NOTE 1  Basis of Presentation

   The financial information included herein is unaudited; however, such in-formation reflects all adjustments (consisting solely of normal recurring ad-justments) which are, in the opinion of management, are necessary for a fair statement of results for the interim periods.

   Certain reclassifications of prior period amounts have been made to conform to current period presentation.

   The results of operations for the three-month period ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2  Debt

   The Company's debt at December 31, 1996 consists primarily of a first lien mortgage on its Grand Hinckley Inn ($2,710,638); a first lien mortgage on the Country Tonite Theatre ($7,556,456); and a working capital line-of-credit owing to Grand Casinos Inc. of $439,410.

NOTE 3  Capital Stock

    For the three months ended December 31, 1996, $350,000 of principal amount of convertible subordinated debentures were converted into 281,561 shares of common stock.


NOTE 4  Deferred Development Costs

   Deferred development costs consist principally of externally incurred charges principally related to the potential acquisition of the Palace Casino in Biloxi, Mississippi, a casino project in Tunisia and the Pokagon Indian Gaming award in Indiana and Michigan.


NOTE 5  Supplemental Disclosure of Cash Flow Information

   Cash expended during the three months ended December 31, 1996 and 1995 for interest was $ 276,000 and $304,000, respectively, and income tax payments for the same periods were $74,000 and $70,000, respectively. The Company has federal and state tax loss carryforwards of approximately $11.0 million.

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations

   The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.


THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

CONSOLIDATED

   The Company's revenues for the three months ended December 31, 1996 were $3,663,000, an increase of $403,000 or 12% from the $3,260,000 recorded in the prior year period. Of the increase, $373,000 or 93% was provided by the entertainment segment with the hospitality segment accounting for the remaining increase of $30,000.

ENTERTAINMENT

Country Tonite Production Show

   Country Tonite Production Show revenues totaled $546,000 for the first quarter of fiscal 1997, a decrease of $10,000 from the comparable fiscal
1996 quarter revenues of $556,000. The decline was due principally to a lower contractual rate with the Aladdin Hotel in calendar 1996. Despite the decline in revenues, operating income increased slightly to $118,000 in the first quarter of fiscal 1997 from $116,000 in the comparable prior year quarter. Operating expenses (including project, general and administrative cost) decreased to $428,000 for the three months ended December 31, 1996 from $440,000 in the prior year period. The savings occurred through a concerted effort to reduce general and administrative expenses.

Country Tonite Theatre

   Paid attendance reached 47% at an average ticket price of $16.34 for the quarter ended December 31, 1996 compared to paid attendance of 41% at an average ticket price of $14.13 for the comparable prior year period. Accordingly, revenues increased $383,000 or 21% from the fiscal 1996 first quarter total of $1,832,000 to $2,215,000 for the first quarter of fiscal 1997. Operating expenses (including project, general and administrative expenses) increased $90,000 or 7% to $1,331,000 for the first quarter of fiscal 1997 from $1,241,000 in the first quarter of fiscal 1996. Operating income increased by $293,000 or 50% to $884,000 in the first quarter of fiscal 1997 from $591,000 in the first quarter of fiscal 1996. The marketing efforts at the Country Tonite Theatre and its acceptance in the market have
resulted in increase in attendance and revenues.   Economies of scale at
higher paid occupancy levels have resulted in operating expenses increasing at a slower pace.

HOSPITALITY

Grand Hinckley Inn

   For the three months ended December 31, 1996, revenues for the Grand Hinckley Inn totaled $902,000, an increase of $30,000 from revenues of $872,000 for the three months ended December 31, 1995. Average occupancy rate fell from 78% in the first quarter of fiscal 1996 to 76% in the first quarter of fiscal 1997. The decrease in occupancy was more than offset by an increase in the average daily room rate from $56.50 in the first quarter of fiscal 1996 to $60.47 in the first quarter of fiscal 1997. Operating costs totaled $637,000 for the three months ended December 31, 1996 compared to $509,000 for the comparable 1995 period, an increase of $128,000. The increase in operating expenses was due principally to higher real estate taxes and higher levels of profit sharing with Grand Casino Hinckley.

GENERAL AND ADMINISTRATIVE

   The Company's general and administrative expenses aggregated $489,000 in the first quarter of fiscal 1997 compared to $551,000 for the first quarter of fiscal 1996. The decrease resulted primarily from lower legal and professional fees.


GAMING

   On February 5, 1997, the Company sold its interest, subject to Mississippi Gaming Commission approval, in the Palace Casino back to its joint venture partner. A loss of approximately $270,000 will be recorded in the second fiscal quarter.

OTHER
   Interest expense totaled $267,000 for the first quarter of fiscal 1997 compared to $332,000 for the first quarter of fiscal 1996. The decrease was due to a lower level of indebtedness.

   Other income included a gain of approximately $117,000 from an arbitration award.

   Although the first quarter of fiscal 1997 was profitable, no provision for income taxes was recorded due to approximately $11 million of federal and state income tax loss carryforwards.


RECENT ACCOUNTING PRONOUNCEMENTS

   The FASB has issued SFAS no. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Being Disposed of," which which provides guidance on how and and when impairment losses are recognized on long-lived assets. This statement, when adopted, is not expected to have a material impact on the Company.

   The FASB has issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. This statement provides a choice to either adopt the fair value based method of accounting or continue to apply APB Opinion No. 25, which would require only disclosure of the pro forma net income and earnings per share, determined as if the fair value based method has been applied. The Company plans to continue to apply APB Opinion No. 25 when adopting this statement, and accordingly, this statement is not expected to have a material impact on the Company.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents decreased $479,000 to $1,067,000 at December 31, 1996 from $1,546,000 at September 30, 1996. The Company's principal source of funds during the three months ended December 31, 1996 were funds provided by operations. The Company's principal use of funds during the first quarter of fiscal 1997 consisted of additions to deferred development costs of $575,000, payments of notes payable and long-term debt totaling $492,000 and capital expenditures of $50,000. A total of $500,000 of deferred development costs were refunded in January, 1997.

   The Company expects that available cash and cash from future operations will be sufficient to meet the capital expenditures, debt service and working capital requirements of its existing businesses. The Company will need to raise approximately $2,000,000 to meet the near term capital requirements of its new businesses (the Tunisia Casino and Pigeon Forge Theater).
The sources of such funding have not yet been identified and cannot be assured.

   Collection of notes receivable totaling $1,232,000 related to the warrant exercise originally due in January and December 1996 are not anticipated in the 1997 fiscal year. The Company initiated litigation in February 1997 to collect sums due under these notes.


CAPITAL EXPENDITURES

   Capital expenditures by the Company were $ 50,000 for the three months ended December 31, 1996 compared to $25,000 for the comparable period in the prior year.


SEASONALITY

   The Company expects its hotel operations will be affected by seasonal factors, including holidays, weather and travel conditions. The theatre operation in Branson, Missouri, will also be affected by seasonal factors and, in addition, will be closed from mid-December through mid-March. This period is historically when theatres like the Company's normally close in Branson.

IMPACT OF INFLATION

   Management does not believe that inflation has had any significant adverse impact on the Company's financial condition or results of operations for the periods presented. An increase in the rate of inflation could adversely affect the Company's future operations and expansion plans.


                      PART II OTHER INFORMATION


  Item 1.   Legal Proceedings

       The Company is party to various legal proceedings as described in its Annual Report on Form 10-KSB for the year ended September 30, 1996.
There have been no further developments regarding such proceedings during the three months ended December 31, 1996, except as described below.

   The Company commenced an arbitration action with the Arbitration Association in Minneapolis, Minnesota against Cunningham, Hamilton and Quiter, PA (CHQ), the architect it retained in connection with construction of the Biloxi Theater. On December 30, 1994, the architect firm CHQ commenced a suit in a Mississippi State Court seeking a foreclosure on a mechanics lien it had filed on the Biloxi Theater project in the amount of $321,000 which sum the Company escrowed. On December 26, 1996, the Arbitration Association announced the Company was entitled to an award of approximately $142,000, which sum was a portion of the previously escrowed $321,000. The decision resulted in a gain to the Company of approximately $117,000.

  In 1995, a suit was brought against the Company in Federal District Court of New Jersey, which venue was later transferred to Southern District Court of Mississippi. Plaintiff asserts it had a contract with Company to provide eight professional boxing events at the Company's former Biloxi Theater. The complaint was thereafter amended by plaintiff to reflect additional allegations that defendant tortuously harmed plaintiff's business reputation and maliciously interfered with existing and prospective economic relationships. The total claims asserted are for $500,000 in compensatory damages, punitive damages, and attorneys fees and additional costs and other relief the court may deem just and proper. The Company's general liability insurance carrier has taken up the defense of the Company. The Company believes it has meritorious defenses to the claims.

  Two former officers of a subsidiary of the Company have brought suit against the Company in connection with their employment termination in June 1995. No specific amount of damages have been claimed, however the plaintiffs have informally indicated recently that they would entertain a settlement offer of between $250,000 and $350,000. The Company believes that damages, if warranted, are well below such amount and accordingly intends to vigorously defend this matter.

   In March 1996, PDC, a Minnesota limited liability company and two of its officers filed suit against the Company and Harrah's Entertainment, in Minnesota and Michigan, which venue was later dropped, alleging tortuous interference with its business relations and prospective economic advantage, as well as false light invasion of privacy in connection with the Pokagon Indian Gaming Award. The Company's general liability carrier has taken up the defense of the Company. The Company intends to vigorously defend this matter as management believes that the claims are without merit.

    In November. 13, 1995, Casino Resort, Inc., a Minnesota Corporation, commenced an action in a Minnesota State Court against Monarch and the Company alleging breach of contract against Monarch and tortuous interference with a contractual business relationship against the Company. This matter came before the Fourth Judicial District Court of Minnesota, on December 9, 1996, for hearing on motions by the Company and Monarch for summary judgment. On January 22, 1997, the Company's motion for summary judgment on plaintiff's claims of tortuous interference were granted and plaintiff's claims against Company were dismissed. Additionally, Monarch's motion of summary judgment on plaintiffs claim for breach of contract were granted and plaintiff's claims against it were dismissed.

Item 2.   Exhibits and Reports on Form 8-K

  A)   Exhibits
         1)  Exhibit 27 - Financial Data Schedule

  B) The following Forms 8-K have been filed during the three months ended December 31, 1996:

         1) A report on Form 8-K was filed on October 30, 1996. The Company announced the approval of acquisition of the Palace Casino by a Bankruptcy Court.

                              SIGNATURES

   In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                           CASINO RESOURCE CORPORATION



Date February 14, 1997        s/ John J. Pilger

                                 John J. Pilger,President & CEO



Date February 14, 1997        s/ Maurice P. Gaudet

                                 Maurice P. Gaudet, Chief Financial Officer

