Form 10QSB/A
period 1996-12-31
CASINO RESOURCE CORP
filed 1997-03-10
CIK 899778

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

  A combination of events including cash commitments to other projects under development and the fact that the Company could not manage the facility until its corporate officers and board members were found suitable, a process which could have taken several additional months, contributed to the Company's decision to sell its interest in the Palace Casino.

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


CAPITAL EXPENDITURES

   Capital expenditures by the Company were $ 50,000 for the three months ended December 31, 1996 compared to $25,000 for the comparable period in the prior year. The increase was principally attributable to the purchase of a truck for the Company's new business in Pigeon Forge, Tn.


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

   In March 1996, PDC, a Minnesota limited liability company and two of its officers filed suit against the Company and Harrah's Entertainment, in Minnesota and Michigan, which venue was later dropped, alleging tortuous interference with its business relations and prospective economic advantage, as well as false light invasion of privacy in connection with the Pokagon Indian Gaming Award. The Company's general liability carrier has taken up the defense of the Company. The Company intends to vigorously defend this matter.

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

                           CASINO RESOURCE CORPORATION



Date March 10, 1997        s/ John J. Pilger

                                 John J. Pilger,President & CEO



Date March 10, 1997        s/ Maurice P. Gaudet

                                 Maurice P. Gaudet, Chief Financial Officer

