Form 10KSB/A
period 1996-09-30
CASINO RESOURCE CORP
filed 1997-03-11
CIK 899778

                         SECURITIES AND EXCHANGE: COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB

                                     AMENDMENT #1

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

    The entertainment complex/casino will be constructed as a free-standing building which will be located on a triangular piece of property in front of the Hotel Samara. The site is located on the main street through Sousse in the heart of the tourist center and directly off the beach. The site is approximately 1.5 acres in size. This Casino will be the first in the City of Sousse. No Casinos are currently open in Tunisia however Casinos are under construction in other Tunisia municipalities.

    Samara Casino Company will operate a gourmet restaurant, gift shop and additional food and bar service on the property. The casino is going to be situated in front of the 425-room Hotel Samara, one of three hotels that Samara controls. The two other hotels have 125 and 275 rooms respectively.

    The Republic of Tunisia is a small country in the northern most part of North Africa and is bordered on the north and east by the Mediterranean, on the southeast by Libya, and on the west by Algeria. It is approximately 62,608 square miles in size or relatively the same size as Illinois. Tunisia is a destination RESORT known for its breaches Casino's are in new attraction for the tourist trade in Tunisia.

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

POKAGON TRIBAL AREA MARKET

    The Pokagon Indian tribe does not have a designated reservation but has been assigned certain service areas in northern Indiana and southwestern Michigan within which one or more casinos may be constructed subject to the approval of various regulatory authorities. In May 1996, the Pokagon Band announced the selection of a site in the New Buffalo township for its proposed Michigan service area. Although the Governor of Michigan signed a compact with the Pokagon Tribe in September 1995, the Michigan legislature failed to approve the compact in May 1996. The compact is expected to be resubmitted for legislative approval in January 1997 until the compact is approved, no timetable for development is determinable. The Company expects eventual approval of the compact as Michigan already has Class III gaming with seven other tribes. Although 13 million people reside within 150 miles of the service areas, the planned casino(s) could encounter significant competition from existing riverboat casinos now operating in Illinois and Indiana. Likewise, there is a possibility that other native American land-based casinos could be developed, and which could provide substantial competition to the Pokagon casino(s). In either event, while the Company will have only a minimal capital investment and related risk in the Pokagon venture, significant competition could severely reduce the Company's anticipated future management fee income.

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

On January 24, 1995, a suit was brought against the Company by Gelb Production, Inc., a New Jersey corporation, in the Federal District Court of New Jersey in connection with the Company's former ownership of the Biloxi Star Theatre. The Company sold the Biloxi Star Theatre in September 1994. Venue was subsequently transferred to the Federal District Court for the Southern District of Mississippi. The plaintiff asserts it had a contract with the company for the promotion of eight professional boxing events at the Company's former Biloxi theatre. Total claims are for $500,000 in compensatory damages, punitive damages and attorneys' fees, interest and costs, and other relief the court may deem just and proper. The Company intends to vigorously defend itself in this action.



In May 1995, the Company was advised by written correspondence that claims an interest in certain assets of Monarch, principally Monarch's interest in Indian gaming ventures. No specific amount was claimed. On November 13, 1995 Casino Resorts, Inc. commenced an action in the state district court for the Fourth Judicial District Court of Minnesota against Monarch and the Company seeking monetary damages and alleging breach of contract against Monarch and tortuous interference with a contractual or business relationship against the Company. Management of the Company and Monarch plan to vigorously defend themselves against the claims.



James Barnes and Prudence Barnes, two former officers of a subsidiary of the Company, brought suit on January 31, 1996 against the Company in the State District Court, Clark County, Nevada, in connection with their employment termination in June 1995. No specific amount of damages has been claimed, however, prior to the filing of the suit, the plaintiffs offered to settle the matter for $500,000. The Company intends to vigorously defend itself in this matter.


In March 1996, PDC, a Minnesota limited liability company, and two of its officers filed suit against the Company and Harrah's Entertainment, in Minnesota, the Fourth Judicial District Court of Minnesota, (and Michigan, which venue has been dropped), alleging tortuous interference with its business relations and prospective economic advantage, as well as false light invasion of privacy in connection with the Pokagon Indian Gaming Award. The Company's general liability carrier has taken up the defense of the Company. The
Company intends to vigorously defend itself in this matter.

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

                                 CASINO RESOURCE CORPORATION


Date: March 10, 1997             By: /s/ JOHN J. PILGER
                                    -----------------------------------
                                    John J. Pilger,
                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 11, 1997 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

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
     -------------------------------------------------------------------------


13. COMMITMENTS AND CONTINGENCIES

    A) Under a Marketing Enhancement Agreement, entered into with the Tribal Commission of the Mille Lacs Band of Ojibwe Indians (owners of the Grand Casino Hinckley) and Grand, the Company receives a $20 fee per night per occupied room. The Company recognized approximately $982,000 and $925,000 from the marketing subsidy in 1996 and 1995, respectively. In return for the marketing enhancement fee, the hotel has entered into a revenue-sharing plan with the casino which requires that 50% of all room revenues above a defined cumulative threshold (up to the amount of marketing subsidy paid to the hotel) be paid to the casino.
The cumulative threshold was exceeded in fiscal 1995. Payments due under the revenue sharing plan totaled $786,000 and $361,000 in 1996 and 1995, respectively. Payments to Grand under this windfall profit sharing agreement for fiscal 1997 will vary based on revenues and the change, if any, in the operating cost threshold. The Company and the Tribal Commission of the Mille Lacs Band have entered into an agreement regarding future ownership of the hotel. The Tribal Commission has the unilateral right to purchase the hotel on the anniversary date of its initial occupancy (May 1994) in each of years 2001 through 2006 at a cost equivalent to the original development cost of the hotel plus the depreciated cost of personal property and all inventories. Conversely, in the event that the Tribal Commission allows the construction of more than 500 hotel or equivalent rooms on property owned by the Tribal Commission or Grand, the Company has the right to require the Tribal Commission to purchase the hotel at the cost stated above.

    B) The Company has guaranteed rent payments, totaling $360,000 per year for up to five years, of its 60% owned joint venture, Country Tonite Theatre, L.L.C., commencing March 1, 1997.

    C) The Company commenced an arbitration action in November 1994 with the Arbitration Association in Minneapolis, Minnesota, against Cuningham Hamilton Quiter, P.A. (CHQ), the architect it retained in connection with the construction of the Biloxi theatre. In this action, the Company seeks to recover the damages it believes it incurred as a result of the architectural design work on the Biloxi theatre relating to cost overruns in the construction of the Biloxi theatre. The arbitration demand seeks damages in an amount in excess of $1,000,000. On December 30, 1994, the architectural firm commenced a suit in a Mississippi state court seeking, among other things, to foreclose on a mechanics' lien it filed on the Biloxi theatre project in the amount of approximately $321,000. The architectural firm has also asserted claims for breach of contract, tortuous interference with economic advantage and punitive damages. The Company previously placed $321,000 in escrow to cover such mechanics' lien claim. The Company and the architectural firm have agreed to, among other things, resolve all disputes between them with respect to the Biloxi theatre project in the Minneapolis arbitration action and stay the lawsuit in Mississippi. The arbitration action was heard by a panel of arbitrators in November. A decision was rendered on December 26, 1996 (See Note 14).

    D) In 1995, a suit was brought against the Company in the Federal District Court of New Jersey in connection with the Company's former ownership of the Biloxi theatre. The Company sold the Biloxi Star Theatre in September 1994. Venue was subsequently transferred to the Federal District Court for the Southern District of Mississippi. The plaintiff asserts it had a contract with the Company for the promotion of eight professional boxing events at the Company's former Biloxi theatre. Total claims are for $500,000 in compensatory damages, punitive damages and attorneys' fees, interest and costs, and other relief the court may deem just and proper. The Company intends to vigorously defend itself in this action.

    E) In May 1995, the Company was advised by written correspondence that a Minnesota company claims an interest in certain assets of Monarch, principally Monarch's interest in Indian gaming ventures. No specific amount was claimed. On November 13, 1995 Casino Resorts, Inc. commenced an action in the Hennepin County District Court in Minneapolis, Minnesota against Monarch and the Company alleging breach of contract against Monarch and tortuous interference with a contractual or business relationship against the Company. Management of the Company and Monarch each plan to vigorously defend themselves against the claims.

    F) James Barnes and Prudence Barnes, two former officers of a subsidiary of the Company have brought suit on January 31, 1996 against the Company in the State District Court, Clark County, Nevada, in connection with their employment termination in June 1995. No specific amount of damages has been claimed, however, prior to the filing of the suit the plaintiffs offered to settle the matter for $500,000. The Company intends to vigorously defend itself in this matter.

    G) In March 1996, PDC, a Minnesota limited liability company, and two of its officers filed suit against the Company and Harrah's Entertainment, in Minnesota, the Fourth Judicial District Court of Minnesota, (and Michigan, which venue has been dropped), alleging tortuous interference with its business relations and prospective economic advantage, as well as false light invasion of privacy in connection with the Pokagon Indian Gaming Award. The Company's general liability carrier has taken up the defense of the Company. The Company intends to vigorously defend itself in this matter.

    H) The Company is also party to other items of litigation, none of which, either individually or collectively, are material.

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