Form 10KSB/A
period 1996-09-30
CASINO RESOURCE CORP
filed 1997-04-08
CIK 899778

                         SECURITIES AND EXCHANGE: COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB

                                     AMENDMENT #2

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

    The entertainment complex/casino will be constructed as a free-standing building which will be located on a triangular piece of property in front of the Hotel Samara. The site is located on the main street through Sousse in the heart of the tourist center and directly off the beach. The site is approximately 1.5 acres in size. This Casino will be the first in the City of Sousse. No casinos are currently open in Tunisia however at least two other casinos are under construction in other Tunisia municipalities at distances of approximately 50 to 100 miles.

    Samara Casino Company will operate a gourmet restaurant, gift shop and additional food and bar service on the property. The casino is going to be situated in front of the 425-room Hotel Samara, one of three hotels that Samara controls. The two other hotels have 125 and 275 rooms respectively.

    The Republic of Tunisia is a small country in the northern most part of North Africa and is bordered on the north and east by the Mediterranean, on the southeast by Libya, and on the west by Algeria. It is approximately 62,608 square miles in size or relatively the same size as Illinois. Tunisia is a destination area known for its beaches. The City of Sousse borders the Mediterranean. Casino's are a new attraction for the tourist trade in Tunisia.

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



In May 1995, the Company was advised by written correspondence that claims an interest in certain assets of Monarch, principally Monarch's interest in Indian gaming ventures. No specific amount was claimed. On November 13, 1995 Casino Resorts, Inc. commenced an action in the state district court for the Fourth Judicial District Court of Minnesota against Monarch and the Company seeking monetary damages and alleging breach of contract against Monarch and tortuous interference with a contractual or business relationship against the Company. The plaintiff seeks compensatory damages and has not claimed a specific amount of damages but claims damages in excess of $50,000. The plaintiff also seeks reimbursement of its costs and disbursements. Management of the Company and Monarch plan to vigorously defend themselves against the claims.



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


In March 1996, PDC, a Minnesota limited liability company, and two of its officers filed suit against the Company and Harrah's Entertainment, in Minnesota, the Fourth Judicial District Court of Minnesota, (and Michigan, which venue has been dropped), alleging tortuous interference with its business relations and prospective economic advantage, as well as false light invasion of privacy in connection with the Pokagon Indian Gaming Award. The plaintiffs seek compensatory damages and have not claimed a specific amount of damages, but claim such damages exceed $50,000. The plaintiffs also seek recovery of their attorneys' fees. The Company's general liability carrier has taken up the defense of the Company. The Company intends to vigorously defend itself in this matter.

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

    The Company expects that available cash and cash from future operations will be sufficient to meet the capital expenditures, debt service and working capital requirements of its existing businesses. The Company will need to raise approximately $7,000,000 to meet the currently estimated capital requirements of its new businesses (Tunisia Casino - $5,000,000 and Pigeon Forge Theatre - $600,000) and proposed acquisition (Palace Casino - $1,400,000). These estimates are subject to change as future development takes place. The sources of such funding have not yet been identified and cannot be assured. As of September 30, 1996, the Company has deferred costs totalling $682,435 related to the Tunisia project and $466,398 related to the proposed Palace Acquisition. In addition the Company made $75,000 of capital contributions to the Country Tonite - Pigeon Forge joint venture through September 30, 1996.


    Notes receivable totaling $1,232,000 related to the warrant exercise originally due in January and December 1996 are in the process of being restructured due to the payor's failure to pay. Collection of monies due is not anticipated in the 1997 fiscal year.

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

NOTE 13.  COMMITMENTS AND CONTINGENCIES

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

    E) In May 1995, the Company was advised by written correspondence that a Minnesota company claims an interest in certain assets of Monarch, principally Monarch's interest in Indian gaming ventures. No specific amount was claimed. On November 13, 1995 Casino Resorts, Inc. commenced an action in the Hennepin County District Court in Minneapolis, Minnesota against Monarch and the Company alleging breach of contract against Monarch and tortuous interference with a contractual or business relationship against the Company. The plaintiff seeks compensatory damages and has not claimed a specific amount of damages but claims damages in excess of $50,000. The plaintiff also seeks reimbursement of its costs and disbursements. Management of the Company and Monarch each plan to vigorously defend themselves against the claims.

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

    G) In March 1996, PDC, a Minnesota limited liability company, and two of its officers filed suit against the Company and Harrah's Entertainment, in Minnesota, the Fourth Judicial District Court of Minnesota, (and Michigan, which venue has been dropped), alleging tortuous interference with its business relations and prospective economic advantage, as well as false light invasion of privacy in connection with the Pokagon Indian Gaming Award. The plaintiffs seek compensatory damages and have not claimed a specific amount of damages, but claim such damages exceed $50,000. The plaintiffs also seek recovery of their attorneys' fees. The Company's general liability carrier has taken up the defense of the Company. The Company intends to vigorously defend itself in this matter.

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