Form 10QSB
period 1997-03-31
CASINO RESOURCE CORP
filed 1997-05-15
CIK 899778

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

                             Form 10-QSB

                             (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

[   ]TRANSITION REPORT UNDER SECTION 13 or 15(D) OF THE EXCHANGE ACT

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

As of May 13, 1997, 10,053,364 Shares of Common Stock and 2,760,000 of Redeemable Class A Warrants of the Company were outstanding.


                  INDEX TO QUARTERLY REPORT

                        ON FORM 10-QSB


PART I - FINANCIAL INFORMATION

 Item 1.Financial Statements

 Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

 Item 1.Legal Proceedings

 Item 2.Exhibits and Reports on Form 8-K


SIGNATURES

                      PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

              CASINO RESOURCE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands)
                                             March 31,     September 30,
                                               1997            1996*

                                  ASSETS

Current Assets
Cash and cash equivalents                    $     963      $   1,546
Restricted cash                                      -            339
Accounts receivable, net                         1,567            307
Prepaid expenses                                   723            438
                                             ----------     ----------
Total Current Assets                             3,253          2,630
                                             ----------     ----------

Property and Equipment                          17,751         17,670
Less accumulated depreciation                   (3,126)        (2,587)
                                             ----------     ----------
Net Property and Equipment                      14,625         15,083
                                             ----------     ----------
Other Assets
Due from related parties                           572            557
Deferred development cost                        2,655          2,201
Intangibles, net                                   575            599
Other                                              675            715
                                             ----------     ----------
Total Other Assets                               4,477          4,072
                                             ----------     ----------
                                               $22,355        $21,785
                                             ==========     ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
Accounts payable                             $      881    $    1,173
Accrued expenses                                    929           947
Line-of-credit and current maturities of
 long-term debt                                     850         1,138
                                             ----------    ----------
Total Current Liabilities                         2,660         3,258
                                             ----------    ----------

Long-term debt                                   11,259        10,302
                                             ----------    ----------
Total Liabilities                                13,919        13,560

Minority Interest in Subsidiary                     169             -


Commitments and Contingencies


Stockholders' Equity
Capital shares                                      100             98
Paid in Capital                                  23,019         22,671
Deficit                                         (13,620)       (13,312)
Note receivable related to common stock          (1,232)        (1,232)
                                              ----------     ----------
Total Stockholders' Equity                        8,267          8,225
                                              ----------     ----------
                                                $22,355        $21,785
                                              ==========     ==========

*Condensed from restated audited financial statements

The accompanying notes are an integral part of these condensed financial statements.



            CASINO RESOURCE CORPORATION AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND CASH FLOWS
                  FOR THE SIX MONTHS ENDED MARCH 31
                             (unaudited)
                (In thousands, except per share data)

                                                 1997           1996
                                                            (as restated)

Entertainment revenues                       $   4,087     $   3,268
Hospitality revenues                             1,848         1,793

Operating costs - entertainment                  3,168         2,683
Operating costs - hospitality                    1,291         1,084
General and administrative expenses              1,031         1,181
Loss on gaming project                             387           771
Other expense-net                                  397           891
Minority interest in operations of
 subsidiary                                        (31)            -
                                             ----------    ----------
Net Loss                                     $    (308)    $  (1,549)
                                             ==========    ==========
Net Loss per Common Share                       $(0.03)       $(0.18)
                                             ==========    ==========

Weighted average shares, common stock        9,988,231      8,511,582
                                             ==========    ==========

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                  $       (308)     $  (1,549)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization                      609            696
Discount upon conversion of debentures               -            278
Changes in assets and liabilities
Accounts receivable                             (1,260)           (75)
Prepaid expenses                                  (285           (180)
Other assets                                        (2)             1
Accounts payable                                  (292)          (429)
Accrued expenses                                   181            242
                                             ----------     ----------
Net Cash Used In Operating Activities           (1,357)        (1,016)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in restricted cash             339             (5)
Purchase of property and equipment                 (81)          (158)
(Increase) decrease in deferred
 development costs - net                          (454)           (22)
Increase in due to/from related
 parties-net                                       (15)           (60)
                                            -----------     ----------
Net Cash Used in Investing Activities             (211)          (245)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock
 and other equity transactions                       -            873
Issuance of debentures and draws on line
 of credit                                       1,438          1,493
Payments on line-of-credit and long-term
 debt                                             (453)          (816)
                                             ----------     ----------
Net Cash Provided by Financing Activities          985          1,550
                                             ----------      ----------
Net Increase(Decrease) in Cash and Cash
 Equivalents                                      (583)           289

CASH AND CASH EQUIVALENTS
At beginning of period                            1,546         1,043
                                              ---------     ----------
At end of period                              $     963     $   1,332
                                              ==========    ==========



The accompanying notes are an integral part of these condensed financial statements.

                   CASINO RESOURCE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31
                             (unaudited)
                (In thousands, except per share data)

                                              1997              1996
                                                            (as restated)

Entertainment revenues                     $   1,326        $     880
Hospitality revenues                             946              921

Operating costs - entertainment                1,483            1,002
Operating costs - hospitality                    654              575
General and administrative expenses              542              630
Loss on gaming projects                          387              771
Other expense-net                                204              595
Minority interest in operations of
 subsidiary                                      (31)               -
                                           ----------       ----------
NET LOSS                                   $    (967)       $  (1,762)
                                           ==========       ==========

NET LOSS PER COMMON SHARE                  $    (.10)       $    (.20)
                                           ==========       ==========

Weighted average shares, common stock      10,043,364       8,896,044
                                           ==========       ==========


CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                         (967)         (1,762)
 Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization                     325             321
Discount upon conversion of debentures              -             278
Changes in assets and liabilities
Accounts receivable                            (1,017)            (41)
Prepaid expenses                                 (460)           (305)
Other assets                                      204              (8)
Accounts payable                                   34             237
Accrued expenses                                  (50)            267
                                            ----------      ----------
Net Cash Used In Operating Activities          (1,931)         (1,023)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase (decrease) in restricted cash            342              (3)
Purchase of property and equipment                (30)           (133)
Increase (decrease) in deferred development
 costs - net                                      283             470
Decrease (increase) in due to/from related
 parties - net                                    (12)             20
                                            ----------      ----------
Net Cash Provided By Investing
 Activities                                       583             354

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and
 other equity transactions                          -             250


Issuance of debenture and draws on line
 of credit                                      1,438           1,493
Payments on line-of-credit and long-term
 debt                                            (194)           (365)
                                            ----------      ----------
Net Cash Provided by Financing Activities       1,244            1,378
                                            ----------      ----------
Net Increase (Decrease) in Cash and Cash
 Equivalents                                     (104)             709

CASH AND CASH EQUIVALENTS
At beginning of period                          1,067              623
                                            ----------      ----------
At end of period                            $     963       $    1,332
                                            ==========      ==========

The accompanying notes are an integral part of these condensed financial statements.

              CASINO RESOURCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)

NOTE 1 Basis of Presentation

 The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The balance sheet for September 30, 1996 and the statements of operations and cash flows for the six months and three months ended March 31, 1996 have been restated.

 Certain reclassifications of prior period amounts have been made to conform to current period presentation.

 The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 Debt

 The Company's debt at March 31, 1997 consists primarily of a first lien mortgage on its Grand Hinckley Inn ($2,647,739); a first lien mortgage on the Country Tonite Theatre ($7,511,752); and a working capital line-of-credit owing to Grand Casinos, Inc. of $289,410. The Company also has outstanding draws totalling $50,000 against a line of credit with a bank.
  On January 31, 1997, the Company issued a 6% $1,500,000 debenture maturing in two years, payable at the Company's option in cash or Casino Resource Corporation common stock, in connection with the Company's acquisition of its interest in New Palace Casino, LLC. The note has been discounted to provide for an effective interest rate of 10%.

NOTE 3 Capital Stock

 On April 3, 1997, the shareholders of the Company ratified the 1997 Long-Term Incentive and Stock Option Plan under which 500,000 shares of the Company's common stock are reserved for issuance.

NOTE 4 Deferred Development Costs

 Deferred development costs consist principally of externally incurred charges principally related to a casino project in Tunisia and the Pokagon Indian Gaming award in Indiana and Michigan.


NOTE 5 Supplemental Disclosure of Cash Flow Information

 Cash expended during the three months ended March 31, 1997 and 1996 for interest was $266,000 and $294,000, respectively. The Company has federal and state tax loss carryforwards of approximately $11.0 million.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

SIX MONTHS ENDED MARCH 31, 1997 COMPARED TO SIX MONTHS ENDED MARCH 31, 1996

CONSOLIDATED

 The Company's revenues for the six months ended March 31, 1997 were $5,935,000, an increase of $874,000 or 17% from $5,061,000 in the prior year period. Of the increase, $819,000 or 93% was provided by the entertainment segment with the hospitality segment accounting for the remaining increase of $55,000.

ENTERTAINMENT

Country Tonite Production Show

  Country Tonite Production Show revenues totalled $1,451,000 for the six months ended March 31, 1997 (including $71,000 eliminated in consolidation), an increase of $354,000 from the comparable fiscal 1996 period revenues of $1,097,000. The increase in revenues is due principally to the Country Tonite Show appearing at the Biloxi Grand Theatre from late December, 1996 to early March, 1997. Operating income increased to $291,000 for the six months ended March 31, 1997 (including $71,000 eliminated in consolidation) from $203,000 in the comparable prior year period.
Operating expenses (including project, general and administrative costs) increased to $1,158,000 for the six months ended March 31, 1997 from $894,000 in the prior year period due principally to the Biloxi show production expenses.

Country Tonite Theatre - Branson

The Country Tonite Theatre in Branson reopened on March 8, 1997, the beginning of the Branson tourist season. Paid attendance reached 41% at an average ticket price of $15.94 for the six months ended March 31, 1997 compared to paid attendance of 40% at an average ticket price of $14.03 for the comparable prior year period. Accordingly, revenues increased $453,000 or 21% from the fiscal 1996 six month total of $2,171,000 to $2,624,000 for the first six months of fiscal 1997. Operating expenses (including project, general and administrative expenses) increased $163,000 or 9% to $1,952,000 for the first six months of fiscal 1997 from $1,789,000 in the first six months of fiscal 1996. Operating income increased by $271,000 or 71% to $652,000 in the first six months of fiscal 1997 from $381,000 in the first six months of fiscal 1996. The marketing efforts at the Country Tonite Theatre and its acceptance in the market have resulted in an increase in attendance and revenues. Economies of scale at higher paid occupancy levels have resulted in operating expenses increasing at a slower pace.

Country Tonite Theatre-Pigeon Forge

 The Country Tonite Theatre in Pigeon Forge opened for business on March 21, 1997. Revenues for the six months and three months ended March 31, 1997 totalled $82,000. Operating expenses for the periods totalled $128,000 (including $71,000 eliminated in consolidation) generating an operating loss of $46,000.The Company anticipated an operating loss during this start-up period.

HOSPITALITY

Grand Hinckley Inn

 For the six months ended March 31, 1997, revenues for the Grand Hinckley Inn totaled $1,848,000, an increase of $55,000 from revenues of $1,793,000 for the six months ended March 31, 1996. Average occupancy rate totalled 80% in the first six months of fiscal 1997 compared to 83% in the first six months of fiscal 1996. The decrease in occupancy was more than offset by an increase in the average daily room rate from $54.00 in the first six months of fiscal 1996 to $60.47 in the first six months of fiscal 1997. Operating costs totaled $637,000 for the six months ended March 31, 1997 compared to $509,000 for the comparable 1996 period, an increase of $128,000.
The increase in operating expenses was due principally to higher real estate taxes and higher levels of profit sharing with Grand Casino Hinckley.

GENERAL AND ADMINISTRATIVE

 The Company's general and administrative expenses aggregated $1,031,000 for the six months ended March 31, 1997 compared to $1,181,000 for the comparable 1996 period. The decrease resulted primarily from lower legal and professional fees.

GAMING

 On February 5, 1997, the Company sold its interest in the Palace Casino back to its joint venture partner. A combination of events including cash commitments to other projects under development and the fact that the Company could not manage the facility until its corporate officers and board members were found suitable, a process which could have taken several additional months, contributed to the Company's decision to sell its interest in the Palace Casino.

 In connection with the sale, the Company's escrow deposit of $400,000 was refunded and, in addition, the Company will receive proceeds of $1,250,000 for the $1,500,000 debenture (issued at closing of the purchase) with $1,000,000 payable upon transfer of the ownership interest (received May, 1997) and $250,000 payable without interest in two years. The $250,000 receivable was discounted to an effective interest rate of 10%. A loss of approximately $387,000 was recorded in the six months and three months ended March 31, 1997 relating to the sale of the Company's interest in the Palace.

 The loss of $771,000 for the six months and the three months ended March 31, 1996 relates to the Company's abandonment of it's first attempt to acquire the Palace Casino in February, 1996.

OTHER

 Interest expense totalled $545,000 for the six months ended March 31, 1997 compared to $941,000 for the 1996 period. The decrease was due to a lower level of indebtedness and a $278,000 charge in the quarter ended March 31, 1996 representing the discount upon conversion of subordinated debentures.


THREE MONTHS ENDED MARCH 31,1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996


CONSOLIDATED

 The Company's revenues for the three months ended March 31, 1997 were $2,185,000, an increase of $384,000 or 21% from revenues of $1,801,000 recorded in the prior year period. Of the increase, $359,000 or 93% was provided by the entertainment segment with the hospitality segment accounting for the remaining increase of $25,000.

ENTERTAINMENT

Country Tonite Production Show

Country Tonite Production Show revenues totaled $905,000 for the quarter ended March 31, 1997 (including $71,000 eliminated in consolidation), an increase of $365,000 from the comparable 1996 period revenues of $540,000. Operating costs (including project, general and administrative) increased to $734,000 for the quarter ended March 31, 1997 from $454,000 in the prior year period. The increase in revenues and operating costs is the result of the Country Tonite Show appearing at the Biloxi Grand Theatre from late December, 1996 to early March, 1997. Operating income increased from $87,000 in the quarter ended March 31,1996 to $174,000 for the 1997 quarter (including $71,000 eliminated in consolidation) principally as a result of the Biloxi engagement.

Country Tonite Theatre - Branson

The Country Tonite Theatre in Branson was closed for the off-season for most of the second quarter, having reopened on March 8, 1997, the beginning of the tourist season in Branson. Revenues for the quarter ended March 31, 1997 totalled $409,000 a increase of $70,000 from the comparable 1996 quarter total of $339,000. The increase can be attributed to an earlier opening date. Operating costs for the quarter ended March 31, 1997 totalled $621,000 an increase of $73,000 from the comparable 1996 period total of $548,000. The increase is also due principally to an earlier start date in 1997.


HOSPITALITY

Grand Hinckley Inn

 For the three months ended March 31, 1997, revenues for the Grand Hinckley Inn totalled $ 946,000, an increase of $25,000 from revenues of $921,000 for the comparable 1996 quarter. Average occupancy fell from 90% in the second fiscal quarter of 1996 to 84% for the second quarter of fiscal 1997. The decrease in occupancy was more than offset by an increase in the average daily room rate from $51.00 in the fiscal 1996 period to $58.00 in the 1997 fiscal period. Operating costs totalled $654,000 for the three months ended March 31, 1997 compared to $554,000 for the comparable 1996 period, an increase of $77,000. The increase in operating expenses was due principally to higher levels of profit sharing with Grand Casino Hinckley.

GENERAL AND ADMINISTRATIVE

The Company's general and administrative expenses totalled $542,000 for the three months ended March 31, 1997 compared to $630,000 for the three months ended March 31, 1996. The decrease is due principally to lower legal and professional fees.


OTHER

Interest expense for the three months ended March 31, 1997 totalled $278,000 compared to $609,000 for the 1996 quarter. The decrease is due to lower levels of indebtedness and a $278,000 charge in the 1996 quarter for discount upon conversion of subordinated debentures.




RECENT ACCOUNTING PRONOUNCEMENTS

 The FASB has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Being Disposed of," which provides guidance on how and when impairment losses are recognized on long-lived assets. This statement, when adopted, is not expected to have a material impact on the Company.

 The FASB has issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. This statement provides a choice to either adopt the fair value based method of accounting or continue to apply APB Opinion No. 25, which would require only disclosure of the pro forma net income and earnings per share, determined as if the fair value based method has been applied. The Company plans to continue to apply APB Opinion No. 25 and will provide the necessary footnote disclosure required by SFAS No.123.

In February, 1997, the Financial Accounting Standards Board issued SFAS
No. 129, "Earnings per Share". The new method simplifies the methods for computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. The Company will be required to adopt this pronouncement beginning with the quarter ending December 31, 1997. Earlier adoption is not permitted.


LIQUIDITY AND CAPITAL RESOURCES

 Cash and cash equivalents decreased $104,000 to $963,000 at March 31, 1997 from $1,067,000 at December 31, 1996. The Company's principal source of funds during the three months ended March 31, 1997 were funds provided by operations and $400,000 from the return of the Palace purchase escrow deposit.

The Company's principal use of funds during the second quarter of fiscal 1997 consisted of additions to deferred development costs of $122,000, payments of notes payable and long-term debt totalling $194,000 and capital expenditures of $30,000. The Company collected $1,013,000 due from the sale of its minority interest in New Palace Casino, LLC in May, 1997.

 The Company expects that available cash and cash from future operations will be sufficient to meet the capital expenditures, debt service and working capital requirements of its existing businesses. The Company will need to raise at least $1,000,000 to meet the near term capital requirements of the Tunisia Casino. The sources of such funding have not yet been identified and cannot be assured.

 Collection of notes receivable totalling $1,232,000 related to the warrant exercise originally due in January and December 1996 were extended by written agreement to December, 1997. The due date is subject to acceleration if the Company stock price exceeds certain levels. Litigation filed to collect monies due under the original agreement was dropped.


CAPITAL EXPENDITURES

 Capital expenditures by the Company were $30,000 for the three months ended March 31, 1997 compared to $133,000 for the comparable period in the prior year. The decrease was principally attributable to lower equipment purchases at the Company's theater in Branson.

SEASONALITY

 The Company expects its hotel operations will be affected by seasonal factors,including holidays, weather and travel conditions. The theatre operations in Branson, Missouri and Pigeon Forge, Tennessee, will also be affected by seasonal factors and, in addition, will be closed from mid-December through mid-March. This period is historically when theatres like the Company's normally close in Branson and Pigeon Forge.

IMPACT OF INFLATION

 Management does not believe that inflation has had any significant adverse impact on the Company's financial condition or results of operations for the periods presented. An increase in the rate of inflation could adversely affect the Company's future operations and expansion plans.


PART II  - OTHER INFORMATION


Item 1.Legal Proceedings

 The Company is party to various legal proceedings as described in its Annual Report on Form 10-KSB for the year ended September 30, 1996.
There have been no further developments regarding such proceedings during the three months ended March 31, 1997, except as described below.

 The Company commenced an arbitration action with the Arbitration Association in Minneapolis, Minnesota against Cunningham, Hamilton and Quiter, PA (CHQ), the architect it retained in connection with construction of the Biloxi Star Theater. On December 30, 1994, the architect firm CHQ commenced a suit in a Mississippi State Court seeking a foreclosure on a mechanics lien it had filed on the Biloxi Theater project in the amount of $321,000 which sum the Company escrowed. On December 26, 1996, the Arbitration Association announced the Company was entitled to an award of approximately $142,000, which sum was a portion of previously escrowed $321,000. The decision resulted in a gain to the Company of approximately $117,000

 In 1995, a suit was brought against the Company in Federal District Court of New Jersey, which venue was later transferred to the Federal District Court for Southern Mississippi. Plaintiff(Gelb Productions,Inc, a New Jersey corporation) asserts it had a contract with Company to provide eight professional boxing events at the Company's former Biloxi Star Theater.
The complaint was thereafter amended by plaintiff to reflect additionally allegations that defendant tortuously harmed plaintiff's business reputation and maliciously interfered with existing and prospective economic relationships. The total claims asserted are for $500,000 in compensatory damages, punitive damages, and attorneys fees and additional costs and other relieve the court may deem just and proper. The Company's general liability insurance carrier has taken up the defense of the Company.

 James and Prudence Barnes, two former officers of a subsidiary of the Company have brought suit in State District Court, Clark County, Nevada against the Company in connection with their employment termination in June 1995. No specific amount of damages have been claimed, however the plaintiffs have informally indicated recently that they would entertain a settlement offer of between $250,000 and $350,000. The Company intends to vigorously defend this matter.


 In March 1996, PDC, a Minnesota limited liability company, and two of its officers filed suit against the Company and Harrah's Entertainment, in the Fourth Judicial District Court of Minnesota and Michigan, which venue was later dropped, alleging defamation, violation of the Lanham Act, violation of the Michigan Consumer Protection Act, tortuous interference with its business relations and prospective economic advantage, as well as false light invasion of privacy in connection with the Pokagon Indian Gaming Award. Under the Lanham Act, Plaintiffs are claiming a right to treble damages.
The plaintiff seeks compensatory damages and has not claimed a specific amount of damages, but claim such damages exceed $50,000. The plaintiff also seeks recovery of their attorney's fees. The Company's general liability carrier has taken up the defense of the Company. The Company intends to vigorously defend this matter.

 On November 13, 1995, Casino Resorts, Inc., a Minnesota Corporation, commended an action in the State District Court for The Fourth Judicial District of Minnesota against Monarch and the Company alleging breach of contract against Monarch and tortuous interference with a contractual business relationship against the Company. The plaintiff seeks compensatory damages and has not claimed a specific amount of damages, but claim such damages exceed $50,000. The plaintiff also seeks reimbursement of costs and expenses. This matter came before the Fourth Judicial District Court of Minnesota, on December 9, 1996, for hearing on motions by the Company and Monarch for summary judgment. On January 22, 1997, the Company's motion for summary judgment on plaintiff's claim of tortuous interference was granted and plaintiff's claim against the Company was dismissed. Additionally, Monarch's motion of summary judgment on plaintiff's claim for breach of contract was granted and plaintiff's claim against it was dismissed
 .Casino Resorts, Inc. filed an appeal with the Minnesota Appellant Court on May 7, 1997 claiming that there are factual issues which must be resolved by a jury. The Company intends to vigorously defend itself in this matter.



 The Company has received notice that the action of Cunningham, Hamilton, Quiter, P.A. against John J Pilger(CEO of the Company) in Jackson County Circuit Court, Mississippi originally set in abeyance pending completion of arbitration proceedings, is now reconstituted. Cunningham alleges that the Company owes CHQ approximately $40,000 for services rendered in 1994.
The Company denies these charges and plans to vigorously defend itself in this matter.

Item 2.Exhibits and Reports on Form 8-K

A)Exhibits

Exhibit 27 - Financial Data Schedule

B)The following Forms 8-K have been filed during the three months ended March 31, 1997:

1) A report on Form 8-K was filed on February 2, 1997 announcing the grant of a use permit and gaming license to New Palace Casino LLC.


2) A report on Form 8-K was filed on February 24, 1997 announcing the Company's sale of its interest in New Palace Casino LLC.



                           SIGNATURES
 In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

CASINO RESOURCE CORPORATION



    Date: May 15, 1997          s/ John J. Pilger
                                John J. Pilger, President & CEO



    Date: May 15, 1997          s/ Maurice P. Gaudet
                                Maurice P. Gaudet, Chief Financial Officer