Form 10QSB/A
period 1996-03-31
CASINO RESOURCE CORP
filed 1997-05-16
CIK 899778

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          Form 10-QSB
                          Amendment #2
                           (Mark One)

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


SIGNATURES

           PART I FINANCIAL INFORMATION

Item 1.   Financial Statements

          CASINO RESOURCE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands)
                                            March 31,         September 30,
                                               1996               1995*
                                     (unaudited and restated)
ASSETS:
Current Assets
 Cash and cash equivalents                  $  1,332            $  1,043
 Restricted cash                                 332                 327
 Accounts receivable, net                        601                 526
 Prepaid expenses                                493                 313
                                           ---------           ---------
    Total Current Assets                       2,758               2,209

Property and Equipment                        17,574              17,391
  Less accumulated depreciation             (  2,061)           (  1,530)
                                           ---------          ----------
    Net property and equipment                15,513              15,861

Other Assets
 Related parties assets                          316                 359
 Deferred development costs                    1,002                 980
 Intangibles, net                                623                 647
 Other                                           899                 895
                                           ---------           ---------
    Total Other Assets                         2,840               2,881
                                           ---------           ---------
                                             $21,111             $20,951
                                           =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable                           $  1,229            $  1,658
 Accrued expenses                                943                 701
 Related parties                                  --                 103
 Line-of-credit and current maturities
    of long-term debt                          1,332               1,967
                                           ---------           ---------
 Total Current Liabilities                     3,504               4,429

Convertible debentures                         1,650                  --

Long-term debt                                10,289              10,488
                                           ---------           ---------
    Total Liabilities                         15,443              14,917

Commitments and Contingencies

Stockholders' Equity
 Capital shares                                   89                  77
 Paid-in Capital                              21,145              18,742
 Deficit                                     (14,334)            (12,785)
                                           ---------           ---------
                                               6,900               6,034
Note receivable related to common stock     (  1,232)                 --
Total Stockholders' Equity                     5,668               6,034
                                           ---------           ---------
                                             $21,111             $20,951
                                           =========           =========

*Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.

           CASINO RESOURCE CORPORATION AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31
                           (unaudited)
              (In thousands, except per share data)

                                                    1996            1995
                                                  (restated)
INCOME FROM CONTINUING OPERATIONS
  Entertainment revenues                          $    3,268     $    2,329
  Hospitality revenues                                 1,793          1,650

  Operating costs - entertainment                      2,683          2,858
  Operating costs - hospitality                        1,084            978

  Loss on gaming projects                                771            ---

  General and administrative expense                   1,181            796

  Other income (expense)                            (    891)            81
                                                  ----------     ----------
LOSS FROM CONTINUING OPERATIONS                     (  1,549)     (     572)
DISCONTINUED OPERATIONS:
Income from discontinued operations net of
 applicable taxes                                        ---             54
                                                  ----------     ----------
NET LOSS                                           $(  1,549)    $(     518)
                                                  ==========     ==========

NET LOSS PER COMMON SHARE                          $(    .18)    $(     .07)
                                                  ==========     ==========
Weighted average shares, common stock              8,511,582      7,428,879
                                                  ==========     ==========
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                         $(   1,549)    $(     518)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities
    Depreciation and amortization                        696            637
    Discount upon conversion of subordinated
     debentures                                          278              -
    Changes in assets and liabilities
      Accounts receivable                          (      75)                 89
      Prepaid expenses                             (     180)     (     113)
      Other assets                                         1      (       2)
      Accounts payable                             (     429)     (     532)
      Accrued expenses                                   242      (     615)
                                                  ----------     ----------
Net Cash Used In Operating Activities              (   1,016)     (   1,054)
                                                  -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease (increase) in restricted cash           (       5)           694
  Purchase of property and equipment               (     158)     (      33)
  Increase in deferred development costs           (      22)     (     330)
  Decrease (increase) in due to/from
    related parties - net                          (      60)            40
Net Cash (Used In) Provided by Investing          ----------     ----------
  Activities                                       (     245)           371
                                                  ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock and
  other equity transactions                              873            217
 Proceeds from debenture offering                      1,493            ---
 Proceeds from line-of-credit borrowings                 ---          1,250
 Payments on line-of-credit and long-term debt     (     816)     (     563)

Net Cash Provided by Financing Activities              1,550            904
                                                  ----------     ----------
Net Increase in Cash and Cash Equivalents                289            221

CASH AND CASH EQUIVALENTS:
 At beginning of period                                1,043            140
                                                  ----------     ----------
 At end of period                                 $    1,332            361
                                                  ==========     ==========

The accompanying notes are an integral part of these condensed financial statements.

          CASINO RESOURCE CORPORATION AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31
                           (unaudited)
              (In thousands, except per share data)

                                                    1996          1995
                                                 (restated)

INCOME FROM CONTINUING OPERATIONS
  Entertainment revenues                     $      880     $      749
  Hospitality revenues                              921            810

  Operating costs - entertainment                 1,002          1,151
  Operating costs - hospitality                     575            501

  Loss on gaming projects                           771            ---

  General and administrative expense                630            438

  Other income (expense)                      (     595)            31
                                             ----------     ----------
  LOSS FROM CONTINUING OPERATIONS             (   1,772)     (     500)

DISCONTINUED OPERATIONS:
Income from discontinued operations net of
 applicable taxes                                   ---             29
                                             ----------     ----------
NET LOSS                                     $(   1,772)    $(     471)
                                             ==========     ==========
NET LOSS PER COMMON SHARE                    $(     .20)    $(     .06)
                                             ==========     ==========
Weighted average shares, common stock         8,896,044      7,465,529
                                             ==========     ==========
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                    $(   1,772)    $(     471)
  Adjustments to reconcile net loss to net
    cash (used in) provided by operating
    activities
    Discount upon conversion of subordinated
      debentures                                    278              -
    Depreciation and amortization                   321            303
    Changes in assets and liabilities
      Accounts receivable                     (      41)     (      45)
      Prepaid expenses                        (     305)     (     134)
      Other assets                            (       8)              6
      Accounts payable                              237      (     111)
      Accrued expenses                              267            352
                                             ----------     ----------
Net Cash Used In Operating Actvities          (   1,023)     (     100)
                                             ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease (increase) in restricted cash      (       3)           235
  Purchase of property and equipment          (     133)     (      16)
  Decrease (increase) in deferred development
    costs                                           470      (     176)
  Decrease in due to/from related parties-net        20             19
Net Cash (Used In) Provided by Investing     ----------     ----------
  Activities                                        354             62
                                             ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock and
   other equity transactions                        250            112
 Proceeds from debenture offering                 1,493            ---
 Proceeds from line-of-credit borrowings            ---            330
 Payments on line-of-credit and long-term
   debt                                       (     365)     (     354)
                                             ----------     ----------
Net Cash Provided by Financing Activities         1,378             88
                                             ----------     ----------
Net Increase in Cash and Cash Equivalents           709             50

CASH AND CASH EQUIVALENTS:
 At beginning of period                             623            311
                                             ----------     ----------
 At end of period                            $    1,332     $      361
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

     Interest expense totaled $941,000 for the first six months of fiscal 1996, compared to $547,000 for the first six months of fiscal 1995. The increase reflects additional indebtedness and an increase in the prime rate as well as a $278,000 charge in the quarter ended March 31, 1996 for the discount upon conversion of subordinated debentures.


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

                         CASINO RESOURCE CORPORATION



Date May 16, 1997      s/  John J. Pilger

                         John J. Pilger, President & CEO



Date May 16, 1997      s/  Maurice P. Gaudet

                         Maurice P. Gaudet, Chief  Financial Officer