Form 10QSB/A
period 1996-06-30
CASINO RESOURCE CORP
filed 1997-05-16
CIK 899778

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                             OF 1934

             For the quarterly period ended June 30, 1996
                          (Amendment #2)
[ ]  TRANSITION REPORT UNDER SECTION 13 or 15(D) OF THE EXCHANGE ACT

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


SIGNATURES
PART I FINANCIAL INFORMATION

Item 1.   Financial Statements

                CASINO RESOURCE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS(In thousands)
                            (In Thousands)


                                                	June 30,	    	September 30,
		                                        						   1996 			       1995*
                                         (unaudited and restated)
ASSETS:
Current Assets
	Cash and cash equivalents			                    $  1,452		   	$  1,043
	Restricted cash		                                   	335	        		327
	Accounts receivable, net		                          	455		        	526
	Prepaid expenses		                                  	468		        	313
	                                                 --------      --------
Total Current Assets		                             	2,710		      	2,209

Property and Equipment		                          	17,633		     	17,391
  Less accumulated depreciation		                 ( 2,327)		    ( 1,530)
                                                  --------      --------
 	Net property and equipment                       15,306		      15,861


Other Assets
	Related parties assets		                            	351		        	359
	Deferred development costs		                      	1,423		        	980
	Intangibles, net	                                  		645        			647
	Other			                                             698			        895
	                                                 --------      --------
  Total Other Assets			                             3,117			      2,881
                                                  --------      --------
			                                              	$21,133    			$20,951
                                                  ========      ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
	Accounts payable			                             $  1,017		   	$  1,658
	Accrued expenses			                                1,077	        		701
	Related parties			                                  		--          	103
	Line-of-credit and current maturities
	   of long-term debt		   	                         1,071        	1,967
                                                  --------      --------
	Total Current Liabilities		                       	3,165      			4,429

Convertible debt                                      495            --

Long-term debt			                                  10,255			     10,488
                                                  --------      --------
	Total Liabilities			                              13,915		     	14,917

Commitments and Contingencies

Stockholders' Equity
	Capital shares		                                     	96         			77
	Paid-in Capital		                                	22,505		     	18,742
	Deficit	                                       	( 14,151)		    (12,785)
			                                               --------      --------
	                                                  	8,450		      	6,034
Note receivable related to common stock	        	(  1,232)     	     --
	                                                 --------      --------
Total Stockholders' Equity		                      	 7,218			      6,034
                                                  --------      --------
				                                              $21,133			    $20,951
                                                  ========      ========

*Condensed from audited financial statements

	The accompanying notes are an integral part of these condensed financial statements.


             CASINO RESOURCE CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND CASH FLOWS
                  FOR THE NINE MONTHS ENDED JUNE 30
                             (unaudited)
                (In thousands, except per share data)

                                                      1996 		         1995
                                                    (restated)
INCOME FROM CONTINUING OPERATIONS
	Entertainment revenues			                        $   5,983			    $   4,247
	Hospitality revenues		                              	2,776		        	2,545

	Operating costs - entertainment		                    4,485 		        4,073
	Operating costs - hospitality		                      1,730    	      1,161

 Loss on gaming projects		                              771          		  --

	General and administrative expense		                 1,685 	         1,188

	Other income (expense)		                          (   1454) 	         (719)
                                                  ----------      ----------
LOSS FROM CONTINUING OPERATIONS		                   ( 1,366)        (   349)

DISCONTINUED OPERATIONS:
Income from discontinued operations
 net of applicable taxes		                               --		 	          55
                                                  ----------      ----------
NET LOSS	                                         	$( 1,366)  		   $(   294)
                                                  ==========      ==========

NET LOSS PER COMMON SHARE		                        $(   .16)  	    $(   .04)
                                                  ==========      ==========

Weighted average shares, common stock    	         8,724,345       7,479,368
                                                  ==========      ==========
CASH FLOWS FROM OPERATING ACTIVITIES
	Net loss	                                        	$(  1,366)	     $(     294)
	Adjustments to reconcile net loss to net cash
	   (used in) provided by operating activities
	   Depreciation and amortization		                     	984           		960
    Discount upon conversion of debentures               550               -
	   Changes in assets and liabilities
	      Accounts receivable	                             		71			          171
	      Prepaid expenses		                           (    155) 	     (     53)
	      Other assets                                    			12           			80
	      Accounts payable		                           (    641)		       (1,366)
	      Accrued expenses			                               376		      (     63)
                                                    ---------       ---------
	Net Cash Used In Operating
    Activities		                                     (   169)		     (    565)
                                                    ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
	Decrease (increase) in restricted cash		    	       (     8) 		        	693
	Purchase of property and equipment		               	(   242)		     (     44)
	Increase in deferred development costs	           		(   443)		     (    355)
	Decrease (increase) in due to/from related
 parties-net                                         (    95)       (     81)
                                                    ---------       ---------
 Cash (Used In) Provided by Investing Activities	  	 (   788) 	          213
                                                    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and
  other equity transactions		                          1,002  		    (      9)
Proceeds from convertible debenture offering 	        	1,493              --
Proceeds from line-of-credit borrowings and		            	24		        	1,282
 long-term debt
Payments on line-of-credit and long-term debt		       (1,153)		     (    587)
                                                    ---------       ---------
Net Cash Provided by Financing Activities              1,366 			         686
                                                    ---------       ---------
Net Increase in Cash and Cash Equivalents		             	409		          	334

CASH AND CASH EQUIVALENTS:
At beginning of period			                              1,043			          140
                                                    ---------       ---------
At end of period		                                  $  1,452 		     $    474
                                                    =========       =========

	The accompanying notes are an integral part of these condensed financial statements.



            CASINO RESOURCE CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND CASH FLOWS
                  FOR THE THREE MONTHS ENDED JUNE 30
                              (unaudited)
                (In thousands, except per share data)


                                                    				1996	     	 	1995
                                                      (restated)
INCOME FROM CONTINUING OPERATIONS
	Entertainment revenues			                          $   2,716			$    1,918
	Hospitality revenues		                                  	982		       	895

	Operating costs - entertainment		                     	1,802	     		1,505
	Operating costs - hospitality		                         	645	       		392

	Loss on gaming projects				          	                    --           --

	General and administrative expense		                    	504		       	399

	Other income (expense)		                              (  564)		     ( 293)

INCOME FROM CONTINUING OPERATIONS	                      		183       		224

DISCONTINUED OPERATIONS:

Income from discontinued operations net of
	applicable taxes			                                       --			        --

NET INCOME	                                       		 $    183  		 $    224
                                                     =========    =========
NET INCOME PER COMMON SHARE                          $    .02 	 	 $    .03
                                                     =========    =========

Weighted average shares, common stock	             	9,152,209 	 	8,106,789
                                                    ==========   ==========
CASH FLOWS FROM OPERATING ACTIVITIES
	Net Income			                                            183       			224
	Adjustments to reconcile net loss to net cash
	(used in) provided by operating activities
	Depreciation and amortization			                         372		       	317
 Discount upon conversion of debenture                    272            -
Changes in assets and liabilities
	Accounts receivable			                                   146		       	261
	Prepaid expenses		                                   (    25)     (   125)
	Other assets		                                            	3			        21
	Accounts payable		                                   (   212)		   (   578)
	Accrued expenses			                                      134 	        284
                                                     ---------    ---------
 Net Cash Used In Operating Activities			                 873			       404

CASH FLOWS FROM INVESTING ACTIVITIES
	Increase in restricted cash		                        (     3)		   (     1)
	Purchase of property and equipment		                 (    59)		   (    11)
	Decrease in deferred development costs		             (   421)     (   236)
	Increase in due to/from related parties-net		        (    35)	    (     3)
                                                     ---------    ---------
Net Cash Used In Investing Activities	              	 (   518) 		  (   251)
                                                     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
	Proceeds from issuance of common stock
  and other equity transactions		                  	       60		    (    20)
	Proceeds from debenture offering		                        --	     	   	--
	Proceeds from line-of-credit borrowings
 and long-term debt                                        --           32
 Payments on line of credit and long-term debt        (   295)     (    52)
                                                      ---------    ---------
Net Cash Used In Financing Activities                  (  235)     (    40)

Net Increase in Cash and Cash Equivalents 	               	120	      		113

CASH AND CASH EQUIVALENTS:
	At beginning of period	                               		1,332      			361
                                                      ---------   ---------
	At end of period		                                 	 $  1,452 			$    474
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

	Interest expense totaled $1,429,000 for the first nine months of fiscal 1996, compared to $974,000 for the first nine months of fiscal 1995.  The increase is principally the result of a $550,000 charge, as interest expense, representing the discount upon conversion of a convertible debenture issue.


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

	Country Tonite Theatre operating costs (including project, general and administrative costs and depreciation) were $1,375,000 for the three months ended June 30, 1996, resulting in an operating income of $795,000 for the quarter. Operating costs were $987,000 resulting in an operating income of $352,000 for the same period in the prior fiscal year.

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

	Interest expense totaled $583,000 for the quarter ended June 30, 1996, compared to $332,000 for the comparable fiscal 1995 quarter. The increase is a result of a charge of $272,000, as interest expense, for the discount upon conversion of a convertible debenture issue.

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


 It is unlikely that any material income tax payments will be required until existing state and federal tax loss carry forwards of approximately $10.9 million are absorbed.

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

CASINO RESOURCE CORPORATION



Date May 16, 1997


-------------------------------
John J. Pilger, President & CEO


Date May 16, 1997


-------------------------------
Maurice P. Gaudet,Chief Financial Officer