Form 10QSB/A
period 1996-12-31
CASINO RESOURCE CORP
filed 1997-05-16
CIK 899778

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
                                        1996              1996*

ASSETS

Current Assets
Cash and cash equivalents            $ 1,067             $1,546
Restricted cash                          342                339
Accounts receivable, net                 550                307
Prepaid expenses                         263                438
                                     --------           --------
Total Current Assets                   2,222              2,630

Property and Equipment                17,721             17,670
Less accumulated depreciation        ( 2,856)            (2,587)
                                     --------           --------
Net property and equipment            14,865             15,083

Other Assets
Related parties assets                   560                557
Deferred development cost              2,938              2,201
Intangibles, net                         587                599
Other                                    716                715
                                     --------           --------
Total Other Assets                     4,801              4,072
                                     --------           --------
                                     $21,888            $21,785
                                     ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                     $   847            $ 1,173
Accrued expenses                         979                949
Line-of-credit and current maturities
 of long-term debt                       993              1,138
                                     --------           --------
Total Current Liabilities              2,819              3,258


Long-term debt                         9,835             10,302
                                     --------           --------
Total Liabilities                     12,654             13,560

Commitments and Contingencies

Stockholders' Equity
Capital shares                           100                 98
Paid-in Capital                       22,469             22,671
Deficit                              (12,103)           (13,312)
Note receivable related to
 common stock                        ( 1,232)           ( 1,232)
                                     --------           --------
Total Stockholders' Equity             9,234              8,225
                                     --------           --------
                                     $21,888            $21,785
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

                                 John J. Pilger,President & CEO



Date May 16, 1997        s/ Maurice P. Gaudet

                                 Maurice P. Gaudet, Chief Financial Officer

