Form 10KSB/A
period 1996-09-30
CASINO RESOURCE CORP
filed 1997-05-28
CIK 899778

                         SECURITIES AND EXCHANGE: COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB/A


(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 (FEE REQUIRED)

                     For the fiscal year ended September 30, 1996

                                     AMENDMENT #3

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

                               707 Bienville Boulevard
                               Ocean Springs, MS 39564
                       (Address of principal executive offices)

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


In March 1996, PDC, a Minnesota limited liability company, and two of its officers filed suit against the Company and Harrah's Entertainment, in Minnesota, the Fourth Judicial District Court of Minnesota, (and Michigan, which venue has been dropped), alleging defamation, violation of the Lanham Act, violation of the Michigan Consumer Protection Act, tortuous interference with its business relations and prospective economic advantage, as well as false light invasion of privacy in connection with the Pokagon Indian Gaming Award. The plaintiffs seek compensatory damages and have not claimed a specific amount of damages, but claim such damages exceed $50,000. The plaintiffs also seek recovery of their attorneys' fees. Uner the Lanham Act, the plaintiffs are claiming a right to treble damages. The Company's general liability carrier has taken up the defense of the Company. The Company intends to vigorously defend itself in this matter.


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


                                            Year Ended September 30
                                            ------------------------
                                              1996            1995
                                            --------       ---------
                                                 (in thousands)
INCOME FROM CONTINUING OPERATIONS
    Entertainment revenues                   $8,938         $ 6,750
    Hospitality revenues                      3,968           3,658

    Operating expense - entertainment         6,215           5,743
    Operating expense - hospitality           2,660           2,032

    General and administrative expense        2,190           2,006
    Interest expense                          1,828           1,193



    Other income (expense)                     (540)           (443)

LOSS FROM CONTINUING OPERATIONS                (527)           (123)

DISCONTINUED OPERATIONS
    Income from discontinued operations           -             162

NET LOSS                                     $ (527)        $    39


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


    Interest expense totaled $1,828,052 for fiscal 1996 compared to $1,193,403 for fiscal 1995. The increase from 1995 was due principally to a $550,000 charge from the discount upon conversion of subordinated debentures.


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


                                          BDO SEIDMAN, LLP


Chicago, Illinois
November 5, 1996, except for Note 14
as to which the date is
December 26, 1996 and Note 6 as to
which the date is May 19, 1997

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
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------
September 30,                                              1996             1995
--------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                      $1,173,449       $1,657,878
  Notes and accounts payable to related parties                  -          103,243
  Note payable - Grand Casinos, Inc.                       589,410        1,289,410
  Current maturities of long-term debt                     547,755          677,801
  Accrued expenses and other liabilities                   917,370          600,237
  Provision for contingencies                               29,647          101,000
--------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                3,257,631        4,429,569
--------------------------------------------------------------------------------------

LONG-TERM LIABILITIES
  Long-term debt, less current maturities                9,952,366       10,487,701
  Subordinated Convertible Debentures                      350,000                -
--------------------------------------------------------------------------------------
Total long-Term Liabilities                             10,302,366       10,487,701
--------------------------------------------------------------------------------------

TOTAL LIABILITIES                                       13,559,997       14,917,270

Commitments and Contingencies

STOCKHOLDERS' EQUITY
  Preferred stock, 8% cumulative; $.01 par value;
    authorized 5,000,000 shares; none issued                     -                -
  Common stock, $.01 par value; authorized 30,000,000
    shares; 9,761,803 and 7,746,007 shares issued and
    outstanding in 1996 and 1995, respectively              97,618           77,460
  Additional paid-in capital                            22,671,175       18,741,575
  Notes receivable - common stock                       (1,232,000)               -
  Deficit                                               13,312,246      (12,784,857)
--------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                               8,224,547        6,034,178
--------------------------------------------------------------------------------------
                                                       $21,784,544      $20,951,448
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30,                                    1996            1995
--------------------------------------------------------------------------------------
REVENUE
  Revenue - entertainment                                $8,938,297       $6,750,056
  Revenue - hospitality                                   3,967,652        3,657,817
--------------------------------------------------------------------------------------
Total revenue                                            12,905,949       10,407,873
--------------------------------------------------------------------------------------

COSTS AND EXPENSES
  Operating costs - entertainment                         6,214,560        5,743,246
  Operating costs - hospitality                           2,660,266        2,032,232
  General and administrative                              2,190,154        2,006,272
  Other (income) expense - principally adjustments
    of provisions of contingencies in 1995                  (65,893)        (503,071)
  Interest expense - net of interest income of
    $136,019 and $34,959 in 1996 and 1995                 1,692,033        1,158,444
  Loss on abandonment of gaming projects - net              742,218           94,248
--------------------------------------------------------------------------------------
Total costs and expenses                                 13,433,338       10,531,371
--------------------------------------------------------------------------------------
Loss from continuing operations                            (527,389)        (123,498)
--------------------------------------------------------------------------------------

INCOME FROM DISPOSAL OF DISCONTINUED OPERATIONS                   -          162,217
--------------------------------------------------------------------------------------
Income  from discontinued operations                              -          162,217
--------------------------------------------------------------------------------------

NET INCOME (LOSS)                                         $(527,389)         $38,719
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

INCOME (LOSS) PER COMMON SHARE
  Loss from continuing operations                            $(0.05)          $(0.01)
  Income from disposal of discontinued operations                               0.02
--------------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE                           $(0.05)           $0.01
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      8,980,105        7,609,076
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
                                                                        Additional        Notes
                                                     Common Stock         Paid-in       Receivable
                                                  Shares      Amount      Capital      Common Stock      Deficit       Total
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1994                     7,390,007    $73,900    $17,561,810    $          -    ($12,823,576)  $4,812,134
Issuance of common stock - purchase
  of gaming contract                              100,000      1,000        330,250                              -      331,250
Issuance of common stock - acquisition             10,000        100         20,212                              -       20,312
Issuance of common stock - employee stock
  options                                          29,000        290          3,980                              -        4,270
Issuance of common stock - settlement of
  advances and expenses                            92,000        920        183,973                              -      184,893
Issuance of common stock - exercise of
  warrants                                        125,000      1,250        530,000                              -      531,250
Other                                                   -          -        111,350                              -      111,350
Net income                                              -          -              -                         38,719       38,719
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1995                     7,746,007     77,460     18,741,575              -     (12,784,857)   6,034,178
Issuance of common stock - conversion of
  debenture                                       839,852      8,399      1,768,390                              -    1,776,789
Issuance of common stock - acquisition             17,500        175         35,919                              -       36,094
Issuance of common stock - settlement of
  litigation                                       15,000        150         31,725                              -       31,875
Issuance of common stock - exercise of
  warrants                                      1,143,444     11,434      2,138,566     (1,232,000)              -      918,000
Cancellation of previously issued warrants              -          -        (45,000)                             -      (45,000)
Net loss                                                -          -              -                       (527,389)    (527,389)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1996                     9,761,803    $97,618    $22,671,175    ($1,232,000)   ($13,312,246)  $8,224,547
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

             CASINO RESOURCE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Year ended September 30,                                                  1996             1995
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss from continuing operations                                      ($527,389)        ($123,498)
    Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities
        Depreciation and amortization                                  1,203,049         1,349,909
        Abandonment cost - gaming ventures                               742,218           255,255
        Discount upon conversion of convertible debentures               550,000                 -
        Provision for doubtful accounts                                       43           (33,458)
        Expenses paid through issuance of common stock                    57,297            84,893
        Loss on sale/abandonment of property and equipment                     -           104,986
        Changes in assets and liabilities
          Accounts receivable - trade and other                          218,638            71,448
          Prepaid expenses                                                22,141           (97,733)
          Other assets                                                    17,966           103,087
          Accounts payable - trade                                      (484,429)       (1,216,295)
          Accrued expenses and other liabilities                         317,133          (192,093)
---------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES                   2,116,667           306,501

  Income  from discontinued operations                                         -           162,217

  Change in provision for contingencies                                  (71,353)         (189,565)
---------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    2,045,314           279,153
---------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
  Decrease (increase) in restricted cash                                 (11,341)          692,793
  Increase in deferred development costs                              (2,039,165)         (759,220)
  Purchase of property and equipment                                    (278,722)          (85,536)
  Increase  in due to/from  related parties                              (26,207)          (91,670)
  Increase  in deferred charges and other                               (272,584)         (106,492)
---------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                 (2,628,019)         (350,125)
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


     Recognition of the discount upon conversion of the subordinated debentures resulted in a charge of $550,000 to interest expense in 1996 with an offsetting credit of $550,000 to Additional Paid-in capital.


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


    G) In March 1996, PDC, a Minnesota limited liability company, and two of its officers filed suit against the Company and Harrah's Entertainment, in Minnesota, the Fourth Judicial District Court of Minnesota, (and Michigan, which venue has been dropped), alleging defamation, violation of the Lanham Act, violation of the Michigan Consumer Protection Act, tortuous interference with its business relations and prospective economic advantage, as well as false light invasion of privacy in connection with the Pokagon Indian Gaming Award. The plaintiffs seek compensatory damages and have not claimed a specific amount of damages, but claim such damages exceed $50,000. The plaintiffs also seek recovery of their attorneys' fees. Under the Lanham Act, the plaintiffs are claiming a right to treble damages. The Company's general liability carrier has taken up the defense of the Company. The Company intends to vigorously defend itself in this matter.


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