Form 10KSB/A
period 1996-09-30
CASINO RESOURCE CORP
filed 1997-06-09
CIK 899778

                         SECURITIES AND EXCHANGE: COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB/A

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 (FEE REQUIRED)

                     For the fiscal year ended September 30, 1996

                                     AMENDMENT #4

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

                       Issuer's telephone number (601) 872-5558

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


                                            Year Ended September 30
                                            ------------------------
                                              1996            1995
                                            --------       ---------
                                                 (in thousands)
INCOME FROM CONTINUING OPERATIONS
    Entertainment revenues                   $8,938         $ 6,750
    Hospitality revenues                      3,968           3,658

    Operating expense - entertainment         6,215           5,743
    Operating expense - hospitality           2,660           2,032

    General and administrative expense        2,190           2,006
    Interest expense                          1,828           1,193



    Other income (expense)                     (540)            443

LOSS FROM CONTINUING OPERATIONS                (527)           (123)

DISCONTINUED OPERATIONS
    Income from discontinued operations           -             162
                                            --------       ---------

NET INCOME (LOSS)                            $ (527)        $    39
                                            --------       ---------
                                            --------       ---------


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

                                 CASINO RESOURCE CORPORATION


Date: June 9, 1997               By: /s/ JOHN J. PILGER
                                    -----------------------------------

                                    John J. Pilger,
                                    Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on June 9, 1997 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


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

2.1          Palace Casino Asset Acquisition Agreement(7)


3.1 Restated Articles of Incorporation of the Company, as amended(2)

3.2          Bylaws of the Company, as amended(3)


10.1         Employment Agreement dated May 20, 1996 between the
             Company and John J. Pilger(7)


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

10.51 Letter Agreement dated August 22, 1995, relating to extension of maturity date for September 23, 1994 Term Note.(3)

10.52        Agreement dated December 1, 1995, between the
             Company and Kevin M. Kean.(5)

10.53        Warrant Purchase Agreement and Cherokee Dispute
             Resolution dated December 1, 1995, between the
             Company and Kevin M. Kean.(5)

10.54        Promissory Notes dated December 1, 1995, made to
             Kevin M. Kean in favor of the Company.(5)


10.55 Promissory Note dated December 31, 1994, between the Company and John J. Pilger.(7)



10.56 Promissory Note dated October 25, 1995, between the Company and John J. Pilger.(7)



10.57        Promissory Note dated April 8, 1996 between the
             Company and John J. Pilger.(7)



10.58 Non-Circumvention and Non-Disclosure Agreement dated July 26, 1996, between the Company and Huong
             "Henry" Le.(7)



10.59 Consulting Agreement dated December 6, 1995, between the Company and Monarch Casinos.(7)



10.60 Technical Assistance and Consulting Agreement dated June 10, 1996, between the Company and Harrah's Southwest Michigan Casino Corporation.(7)



10.61        Lease Agreement dated September 4, 1996, between
             J. MacDonald Burkhart M.D. and Country Tonite
             Theatre L.L.C.(7)



10.62        Operating Agreement of Country Tonite Theatre
             L.L.C. dated September 24, 1996(7).



10.63        Limited Liability Company Operating Agreement of
             New Palace Casino, L.L.C(7)



10.64        Lease Contract dated June, 1996 between the
             Company and Samara Casino Company.(7)



10.65        Consultanting Agreement between the Company and
             Mondhor Ben Hamida.(7)

11.1         Statement Re. Computation of Per Share Earnings.(7)



21.1         Subsidiaries of Registrant (7)



23.1         Consent of BDO Seidman, L.L.P.(6)



27.1         Financial Data Schedule.(7)



             (1) Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-66504, declared effective September 15, 1993.
             (2) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended September 30, 1994, filed on January 12, 1995.
             (3) Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-90114, originally declared effective May 5, 1995.
             (4) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended September 30, 1995, filed on January 16, 1996.
             (5)   Incorporated by reference to the Company's Registration
                   Form S-3, File No. 33-31534, originally declared effective February 29, 1996.
             (6)   Filed herewith.
             (7) Previously filed with Form 10-KSB for the fiscal year ended September 30, 1996.