Form 10QSB
period 1997-06-30
CASINO RESOURCE CORP
filed 1997-08-14
CIK 899778

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                 Form 10-QSB

                                  (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES 	EXCHANGE
                             ACT OF 1934

              	For the quarterly period ended June 30, 1997

[   ]	TRANSITION REPORT UNDER SECTION 13 or 15(D) OF THE EXCHANGE ACT

                       Commission file number: 0-22242

                         CASINO RESOURCE CORPORATION

	               	Minnesota					                 	41-0950482
    (State or other jurisdiction of				      (I.R.S. Employer
     incorporation or organization) 				       Identification No.)

                        707 Bienville Boulevard
                    Ocean Springs, Mississippi 39564
                 (Address of principal executive officers)

                             601-872-5558
                     (Issuer's telephone number)


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

As of August 1, 1997, 10,043,364 Shares of Common Stock and 2,760,000 of Redeemable Class A Warrants of the Company were outstanding.


INDEX TO QUARTERLY REPORT ON FORM 10-QSB


PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2. 	Management's Discussion and Analysis of Financial Condition
		and Results of Operations


PART II - OTHER INFORMATION

	Item 1.	Legal Proceedings

	Item 2.	Exhibits and Reports on Form 8-K


SIGNATURES


PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

              CASINO RESOURCE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands)
                                                June 30,     September 30,
                             	ASSETS	         			 1997           1996*
   		                                          (unaudited)
Current Assets
Cash and cash equivalents                    $   1,656      $   1,546
Restricted cash                                      -            339
Accounts receivable, net                           506            307
Prepaid expenses                                   654            438
                                             ----------     ----------
Total Current Assets                             2,816          2,630
                                             ----------     ----------
Property and Equipment                          18,389         17,670
Less accumulated depreciation                   (3,402)        (2,587)
                                             ----------     ----------
Net Property and Equipment                      14,987         15,083
                                             ----------     ----------
Other Assets
Due from related parties                           553            557
Deferred development cost                        2,778          2,201
Intangibles, net                                   563            599
Other                                            1,303            715
                                             ----------     ----------
Total Other Assets                               5,197          4,072
                                             ----------     ----------
                                               $23,000        $21,785
                                             ==========     ==========

		LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                             $     733    $     1,173
Accrued expenses                                 1,030            947
Line-of-credit and current maturities of
 long-term debt                                  1,605          1,138
                                             ----------    ----------
Total Current Liabilities                        3,368          3,258
                                             ----------    ----------
Long-term debt                                  11,029         10,302
                                             ----------    ----------
Total Liabilities                               14,397         13,560

Minority Interest in Subsidiary                     65              -

Commitments and Contingencies

Stockholders' Equity
Capital shares                                     100             98
Paid in Capital                                 23,019         22,671
Deficit                                        (13,349)       (13,312)
Note receivable related to common stock         (1,232)        (1,232)
                                              ----------     ----------
Total Stockholders' Equity                       8,538          8,225
                                              ----------     ----------
                                               $23,000        $21,785
                                              ==========     ==========



*Condensed from restated audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

                    CASINO RESOURCE CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND CASH FLOWS
                         FOR THE NINE MONTHS ENDED JUNE 30
                                   (unaudited)
                       (In thousands, except per share data)

                                                 1997           1996
                                                           (as restated)

Entertainment revenues                       $   7,722      $   5,983
Hospitality revenues                             2,782          2,776
Operating costs - entertainment                  6,188          4,485
Operating costs - hospitality                    1,925          1,730
General and administrative expenses              1,452          1,685
Loss on gaming project                             404            771
Other expense-net                                  747         (1,454)
Minority interest in operations of subsidiary     (175)             -
                                             ----------     ----------
Net Loss                                     $     (37)     $  (1,366)
                                             ==========     ==========
Net Loss per Common Share                       $(0.00)     $  (  .16)
                                             ==========    ==========
Weighted average shares, common stock        10,006,609     8,724,345
                                             ==========    ==========

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                  $       (37)     $   (1,366)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization                      851            984
Minority Interest in operations of subsidiary     (175) 	          	-
Discount upon conversion of debentures               -            550
Changes in assets and liabilities
Accounts receivable                               (199)            71
Prepaid expenses                                  (216)        (  155)
Other                                             ( 63)            12
Accounts payable                                  (440)        (  641)
Accrued expenses                                    83            376
                                             ----------     ----------
Net Cash Used In Operating Activities               44         (  169)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in restricted cash             339         (    8)
Minority Interest in Subsidiary                    240              -
Purchase of property and equipment                (894)        (  242)
Increase in deferred development costs - net      (577)        (  443)
(Increase) decrease in due to/from related
 parties-net                                         4            (95)
                                            -----------     ----------
Net Cash Used in Investing Activities           (  888)        (  788)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock
 and other equity transactions                       -          1,002
Issuance of debentures and draws on line
 of credit                                       1,963          1,517
Payments on line-of-credit and long-term
 debt                                             (769)        (1,153)
                                             ----------     ----------
Net Cash Provided by Financing Activities        1,194          1,366
                                             ----------      ----------
Net Increase in Cash and Cash Equivalents          110            409

CASH AND CASH EQUIVALENTS
At beginning of period                           1,546          1,043
                                              ---------     ----------
At end of period                             $   1,656      $   1,452
                                              ==========    ==========

The accompanying notes are an integral part of these condensed financial statements.
                  CASINO RESOURCE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND CASH FLOWS
                      FOR THE THREE MONTHS ENDED JUNE 30
                                 (unaudited)
                      (In thousands, except per share data)

                                                1997              1996
                                                              (as restated)

Entertainment revenues                       $   3,635        $ 2,716
Hospitality revenues                               934            982
Operating costs - entertainment                  3,058          1,802
Operating costs - hospitality                      739            645
General and administrative expenses                421            504
Loss on gaming projects                             -              -
Other expense-net                                  224            564
Minority interest in operations of subsidiary     (144)             -
                                           	----------     ----------
NET INCOME                                   $     271       $    183
                                             ==========      ==========
NET INCOME PER COMMON SHARE                  $     .03       $    .02
                                             ==========      ==========
Weighted average shares, common stock       10,043,364      9,152,209
                                             ==========      ==========

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                         271              183
 Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization                      276              372
Minority Interest in Operations of Subsidiary     (144)              -
Discount upon conversion of debentures               -               -
Changes in assets and liabilities
Accounts receivable                              1,061              146
Prepaid expenses                                  ( 69)            ( 25)
Other                                             (408)               3
Accounts payable                                  (148)            (212)
Accrued expenses                                   101              134
                                             ----------      ----------
Net Cash Provided by (Used in)
 Operating Activities                              940              873

CASH FLOWS FROM INVESTING ACTIVITIES
Increase (decrease) in restricted cash              -                (3)
Purchase of property and equipment                (638)            ( 59)
Minority Interest in subsidiary                     40
Increase (decrease) in deferred development
 costs - net                                       123             (421)
Decrease (increase) in due to/from related
 parties - net                                      19             ( 35)
                                             ----------      ----------
Net Cash Used in Investing Activities             (456)            (518)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and
 other equity transactions                           -               60

Issuance of long-term debt and draws on line
 of credit                                         525               -
Payments on line-of-credit and long-term
 debt                                             (316)            (295)
                                             ----------      ----------
Net Cash Provided by (Used in)
 Financing Activities                              209             (235)
                                             ----------      ----------
Net Increase in Cash and Cash
 Equivalents                                       693              120

CASH AND CASH EQUIVALENTS
At beginning of period                             963            1,332
                                             ----------      ----------
At end of period                             $   1,656        $   1,452
                                             ==========      ==========
The accompanying notes are an integral part of these condensed financial statements.

CASINO RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1	Basis of Presentation

	The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The balance sheet for September 30, 1996 and the statements of operations and cash flows for the nine months and three months ended June 30, 1996 have been restated.

Certain reclassifications of prior period amounts have been made to conform to current period presentation.

	The results of operations for the three-month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2	Debt

	The Company's debt at June 30, 1997 consists primarily of a first lien mortgage on its Grand Hinckley Inn ($2,583,623); a first lien mortgage on the Country Tonite Theatre ($7,466,007); and a working capital line-of-credit owing to Grand Casinos, Inc. of $139,410. The Company also has outstanding draws totaling $45,000 against a line of credit with a bank.

	On January 31, 1997, the Company issued a 6% $1,500,000 debenture maturing in two years, payable at the Company's option in cash or Casino Resource Corporation common stock, in connection with the Company's acquisition of its interest in New Palace Casino, LLC. The note has been discounted to provide for an effective interest rate of 10%.

	On May 16, 1997, the Company issued a note to International Gaming Technologies for the purchase of casino gaming equipment. The note is payable in 17 equal monthly installments of $30,800 including interest at an interest rate of prime plus 2% (currently 10.5%).

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

	Cash expended during the nine months ended June 30, 1997 and 1996 for interest was $837,000 and $913,000, respectively. The Company has federal and state tax loss carryforwards of approximately $11.0 million.

Item 2.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations

	The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

NINE MONTHS ENDED JUNE 30, 1997 COMPARED TO NINE MONTHS ENDED  JUNE 30, 1996

CONSOLIDATED

	The Company's revenues for the nine months ended June 30, 1997 were $10,504,000, an increase of $1,745,000 or 20% from $8,759,000 in the prior year period. The entertainment segment accounted for $1,739,000 or substantially all of the increase.

ENTERTAINMENT

 Country Tonite Production Show revenues totalled $2,562,000 for the nine months ended June 30, 1997(including $623,000 eliminated in consolidation), an increase of $920,000 from the comparable 1996 period revenues of $1,642,000. The increase in revenues is due principally to the Country Tonite Show appearing at the Biloxi Grand Theatre from late December, 1996 to early March, 1997 and the contract to provide the Country Tonite Show to the Company's 60% owned joint venture in Pigeon Forge, Tennessee beginning in March, 1997. Operating income increased to $573,000( including $623,000 eliminated in consolidation) from $322,000 principally as a result of the aforementioned new venues. Operating expenses(including project, general and administrative costs) increased to $1,988,000 for the nine months ended June 30, 1997 from $1,320,000 in the prior year period due principally to the Biloxi and Pigeon Forge show production expenses.



Country Tonite Theatre-Pigeon Forge

	The Country Tonite Theatre in Pigeon Forge opened for business on March 21,
1997. Revenues for the nine months ended June 30, 1997 totaled $1,074,000.
Operating expenses for the periods totaled $1,511,000 (including $623,000 eliminated in consolidation) generating an operating loss of $438,000 before the minority interest share of the loss($175,000) . The Company anticipated an operating loss during this start-up period.

HOSPITALITY

Grand Hinckley Inn

	For the nine months ended June 30, 1997, revenues for the Grand Hinckley Inn totaled $2,782,000, an increase of $6,000 from revenues of $2,776,000 for the nine months ended June 30, 1996.  Average occupancy rate totaled 81% in the first nine months of fiscal 1997 compared to 84% in the first nine months of fiscal 1996.  The decrease in occupancy was more than offset by an increase in the average daily room rate from $52 in the first nine months of fiscal
1996 to $55 in the firsr nine months of fiscal 1997. operating costs totaled
$1,925,000 for the nine months ended June 30, 1997 compared to $1,730,000 for the comparable 1996 period, an increase of $195,000. The increase in operating expenses was due principally to higher levels of profit sharing with Grand Casino Hinckley and higher real estate taxes.

Country Tonite Theatre - Branson

	The Country Tonite Theatre in Branson reopened on March 8, 1997, the beginning of the Branson tourist season. Paid attendance for the Country Tonite Show totaled 38% at an average ticket price of $16.87 for the nine months ended June 30, 1997 compared to paid attendance of 39% at an average ticket price of $15.24 for the comparable prior year period. The decline in attendance occurred principally in the third quarter. The Company has refocused its marketing efforts in order to reverse the decline in attendance Despite the decline in attendance, an earlier season start date, the increase in average ticket price and revenue from a morning show added in April 1997 resulted in revenues increasing $368,000 or 8% from the fiscal 1996 nine month period total of $4,341,000 to $4,709,000 for the the comparable 1997 period. Operating expenses (including project, general and administrative expenses) increased $166,000 or 5% to $3,311,000 for the first nine months of fiscal 1997 from $3,165,000 in the first nine months of fiscal 1996 due principally to an earlier season start date for the Country Tonite Show in 1997.

GENERAL AND ADMINISTRATIVE
 The Company's general and administrative expenses aggregated $1,452,000 for the nine months ended June 30, 1997 compared to $1,685,000 for the comparable 1996 period. The overall decrease was due principally to lower legal and professional costs.

GAMING

 On February 5, 1997, the Company sold its interest in the Palace Casino back to its joint venture partner. A combination of events including cash commitments to other projects under development and the fact that the Company could not manage the facility until its corporate officers and board members were found suitable by the Mississippi Gaming Commission, a process which could have taken several additional months, contributed to the Company's decision to sell its interest in the Palace Casino.

	In connection with the sale, the Company's escrow deposit of $400,000 was refunded and, in addition, the Company will receive proceeds of $1,250,000 for the $1,500,000 debenture (issued at closing of the purchase) with $1,000,000 payable upon transfer of the ownership interest (received May, 1997) and $250,000 payable without interest in two years. The $250,000 receivable was discounted to an effective interest rate of 10%. A loss of approximately $404,000 was recorded in the nine months ended June 30, 1997 relating to the sale of the Company's interest in the Palace.

	The loss of $771,000 for the nine months ended June 30, 1996 relates to the
Company's abandonment of it's first attempt to acquire the Palace Casino in
February, 1996.

OTHER

	Interest expense totaled $836,000 for the nine months ended June 30, 1997 compared to $1,429,000 for the 1996 period. The increase was due to a lower level of indebtedness and a $550,000 charge in the nine months ended June 30, 1996 representing the discount upon conversion of subordinated debentures.


THREE MONTHS ENDED JUNE 30,1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

CONSOLIDATED

	The Company's revenues for the three months ended June 30, 1997 were $4,569,000, an increase of $871,000 or 24% from revenues of $3,698,000 recorded in the prior year period. The entertainment segment accounted for all of this increase.

ENTERTAINMENT

Country Tonite Production Show

	Country Tonite Production Show revenues totaled $1,110,000 for the quarter ended June 30, 1997 (including $552,000 eliminated in consolidation), an increase of $565,000 from the comparable 1996 period revenues of $545,000. Operating costs (including project, general and administrative) increased to $868,000 for the quarter ended June 30, 1997 from $427,000 in the prior year period. Operating income increased from $119,000 in the quarter ended June 30,1996 to $242,000 for the 1997 quarter (including $552,000 eliminated in consolidation) principally as a result of the contract to provide the Country Tonite Show to the Company's 60% owned joint venture in Pigeon Forge.


Country Tonite Theatre - Branson

 The Country Tonite Theatre in Branson revenues for the quarter ended June 30, 1997 totaled $2,084,000 a decrease of $86,000 from the comparable 1996 quarter total of $2,170,000 due to a decline in attendance at the Country Tonite Show from 37% occupancy in the third quarter of fiscal 1996 to 34% occupancy in the comparable 1997 quarter offset by an increase in the average ticket price from $16.21 in the third quarter of fiscal 1996 to $17.38 in the comparable 1997 period and the addition of revenues from a morning show added in April 1997. Operating costs for the quarter ended
June 30, 1997 totalled $1,359,000, a decrease of $16,000 from the comparable 1996 period total of $1,375,000. The Company was able to keep operating costs flat despite the addition of a morning show beginning April 1997.


Country Tonite Theatre-Pigeon Forge

	Revenues for the three months ended June 30, 1997 totaled $993,000. Operating expenses totaled $1,383,000(including $552,000 eliminated in consolidation) resulting in an operating loss of $390,000 before the minority interest share of the loss($144,000). The Company anticipated an operating loss during the start up period.


HOSPITALITY

Grand Hinckley Inn

	For the three months ended June 30, 1997, revenues for the Grand Hinckley Inn totaled $934,000, a decrease of $48,000 from revenues of $982,000 for the comparable 1996 quarter. Average occupancy fell from 84% in the third fiscal quarter of 1996 to 82% for the third quarter of fiscal 1997 while the daily room rate remained unchanged at $56. Operating costs totaled $739,000 for the three months ended June 30, 1997 compared to $645,000 for the comparable
1996 period, an increase of $94,000. The increase in operating expenses was due principally to higher levels of profit sharing with Grand Casino Hinckley and higher property taxes.


GENERAL AND ADMINISTRATIVE

	The Company's general and administrative expenses totaled $421,000 for the three months ended June 30, 1997 compared to $504,000 for the three months ended June 30, 1996. The decrease is due principally to lower professional and legal costs.


OTHER

	Interest expense for the three months ended June 30, 1997 totaled $291,000 compared to $583,000 for the 1996 quarter. The decrease is due to lower levels of indebtedness and a $278,000 charge in the 1996 quarter for discount upon conversion of subordinated debentures.

RECENT ACCOUNTING PRONOUNCEMENTS

	The FASB has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Being Disposed of," which provides guidance on how and when impairment losses are recognized on long-lived assets. This statement, when adopted, is not expected to have a material impact on the Company.


	The FASB has issued SFAS No. 123, "Accounting for Stock-Based Compensation,
" which establishes a fair value based method of accounting for stock-based compensation plans.  This statement provides a choice to either adopt the fair value based method of accounting or continue to apply APB Opinion No.
25, which would require only disclosure of the pro forma net income and earnings per share, determined as if the fair value based method has been applied.  The Company plans to continue to apply APB Opinion No.25 and will provide the  necessary footnote disclosure required by SFAS No.123.

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

 In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensinve income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.
SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

 In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS
131) which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operation and financial position, however, will be unaffected by implementation of this standard.

 All statements contained herein that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company: competitive factors, such as the introduction of new hotels or renovation of existing hotels in the same markets; changes in travel patterns which could affect demand for the Company's hotels; changes in development and operating costs, including labor, construction, land, equipment, and capital costs; general business and economic conditions; and other risk factors described from time to time in the Company's reports filed with Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as to the date made.


LIQUIDITY AND CAPITAL RESOURCES

	Cash and cash equivalents increased $693,000 to $1,656,000 at June 30, 1997 from $963,000 at March 31, 1997.  The Company's principal source of funds during the three months ended June 30, 1997 were funds provided by operations,
$1,013,000 from the sale of its minority interest in New Palace Casino, LLC received May 1997 and $525,000 of equipment financing in June, 1997.

	The Company's principal use of funds during the third quarter of fiscal 1997 consisted of additions to deferred development costs of $123,000, payments of notes payable and long-term debt totaling $316,000 and capital expenditures of $638,000.

	The Company expects that available cash and cash from future operations will be sufficient to meet the capital expenditures, debt service and working capital requirements of its existing businesses. The Company will need to raise at least $1,000,000 to meet the near term capital requirements of the Tunisian Casino. The sources of such funding have not yet been identified and cannot be assured.

	Collection of notes receivable totaling $1,232,000 related to the warrant exercise originally due in January and December 1996 was extended by written agreement to December, 1997. The due date is subject to acceleration if the Company stock price exceeds certain levels. Litigation filed to collect monies due under the original agreement was dropped.

CAPITAL EXPENDITURES

	Capital expenditures by the Company were $638,000 for the three months ended
June 30, 1997 compared to $30,000 for the comparable period in the prior year.  The increase was principally attributable to purchases of gaming equipment for the Company's casino in Tunisia.


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

	The Company is party to various legal proceedings as described in its Annual
Report on Form 10-KSB for the year ended September 30, 1996.   There have
been no further developments regarding such proceedings during the three months ended June 30, 1997, except as described below.

	The Company commenced an arbitration action with the Arbitration Association in Minneapolis, Minnesota against Cunningham, Hamilton and Quiter, PA (CHQ), the architect it retained in connection with construction of the Biloxi Star
Theater. On December 30, 1994, the architect firm CHQ commenced a suit in a
Mississippi State Court seeking a foreclosure on a mechanics lien it had filed on the Biloxi Theater project in the amount of $321,000 which sum the
Company escrowed.  On December 26, 1996, the Arbitration  Association
announced that the Company was entitled to an award of approximately $142,000, which sum was a portion of the previously escrowed $321,000. The decision resulted in a gain to the Company of approximately $117,000.

	In 1995, a suit was brought against the Company in Federal District Court of New Jersey, which venue was later transferred to the Federal District
Court for Southern Mississippi. Plaintiff(Gelb Productions,Inc, a New Jersey corporation) asserts it had a contract with Company to provide eight professional boxing events at the Company's former Biloxi Star Theater.
The complaint was thereafter amended by plaintiff to reflect additionally allegations that defendant tortiously harmed plaintiff's business repututation and maliciously intefered with existing and prospective economic relationships. The total claims asserted are for $500,000 in compensatory damages, punitive damages and attorneys fees and additional costs and other relief the court may deem just and proper. The Company's general liability insurance carrier has taken up the defense of the Company.

	James and Prudence Barnes, two former officers of a subsidiary of the Company brought suit on January 31, 1996 in State District Court,
Clark County, Nevada against the Company in connection with their employment termination in June 1995. No specific amount of damages have been claimed, however the plaintiffs have informally indicated recently that they would entertain a settlement offer of between $250,000 and $350,000. The Company intends to vigorously defend this matter.

	In March 1996, PDC, a Minnesota limited liability company, and two of its officers filed suit against the Company and Harrah's Entertainment, in the Fourth Judicial District Court of Minnesota and Michigan, which Michigan venue was later dropped, alleging defamation, violation of the Lanham Act, violation of the Michigan Consumer Protection Act, tortious interference with its business relations and prospective economic advantage, as well as false light invasion of privacy in connection with the Pokagon Indian Gaming Award. Under the Landham Act, plaintiffs are claiming a right to treble damages. The plaintiff seeks compensatory damages and has not claimed a specific amount of damages, but claim such damages exceed $50,000.
Plaintiff also seeks recovery of their attorney's fees. The Company's general liability carrier has taken up the defense of the Company. The
Company intends to vigorously defend this matter.

	On November 13, 1995, Casino Resorts, Inc., a Minnesota Corporation, commended an action in the State District Court for The Fourth Judicial District of Minnesota against Monarch and the Company alleging breach of contract against Monarch and tortious interference with a contractual business relationship against the Company. The plaintiff seeks compensatory damages and has not claimed a specific amount of damages, but claim such damages exceed $50,000. The plaintiff also seeks reimbursement of costs and expenses.The matter came before the Fourth Judicial District of Minnesota, on December 9, 1996, for hearing on motions by the Company and Monarch for summary judgement. On January 22, 1997, the Company's motion for summary judgement on plaintiffs claim of tortious interference was granted and plaintiff's clain against the Company was dismissed.Additionally, Monarch's motion of summary judgment on plaintiff's claim for breach of contract was granted and plaintiff's claim against it was dismissed.
Casino Resorts, Inc. filed an appeal with the Minnesota Court of Appeals on May 7,1997 claiming that there are factual issues which must be resolved by a jury. The Company intends to vigourously defend itself in this matter.

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

Item 2.	Exhibits and Reports on Form 8-K

	A)	Exhibits

		Exhibit 27 - Financial Data Schedule

	B)	The following Forms 8-K have been filed during the three months ended
		June 30, 1997:

		NONE


SIGNATURES

	In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

CASINO RESOURCE CORPORATION



Date: August 14, 1997				s/ John J. Pilger
						                   John J. Pilger, President & CEO



Date: August 14, 1997				s/ Maurice P. Gaudet
						                   Maurice P. Gaudet, Chief Financial Officer