Form 10QSB/A
period 1997-06-30
CASINO RESOURCE CORP
filed 1997-09-12
CIK 899778

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                 Form 10-QSB/A

                                  (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES 	EXCHANGE
                             ACT OF 1934

              	For the quarterly period ended June 30, 1997

[   ]	TRANSITION REPORT UNDER SECTION 13 or 15(D) OF THE EXCHANGE ACT

                       Commission file number: 0-22242

                         CASINO RESOURCE CORPORATION

	               	Minnesota					                 	41-0950482
    (State or other jurisdiction of				      (I.R.S. Employer
     incorporation or organization) 				       Identification No.)

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

                    CASINO RESOURCE CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND CASH FLOWS
                         FOR THE NINE MONTHS ENDED JUNE 30
                                   (unaudited)
                       (In thousands, except per share data)

                                                 1997           1996
                                                           (as restated)

Entertainment revenues                       $   7,722      $   5,983
Hospitality revenues                             2,782          2,776
Operating costs - entertainment                  6,188          4,485
Operating costs - hospitality                    1,925          1,730
General and administrative expenses              1,452          1,685
Loss on gaming project                             404            771
Other expense-net                                  747          1,454
Minority interest in operations of subsidiary     (175)             -
                                             ----------     ----------
Net Loss                                     $     (37)     $  (1,366)
                                             ==========     ==========
Net Loss per Common Share                       $(0.00)     $  ( 0.16)
                                             ==========     ==========
Weighted average shares, common stock        10,006,609     8,724,345
                                             ==========     ==========

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                  $       (37)     $   (1,366)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization                      851            984
Minority Interest in operations of subsidiary     (175) 	          	-
Discount upon conversion of debentures               -            550
Changes in assets and liabilities
Accounts receivable                               (199)            71
Prepaid expenses                                  (216)          (155)
Other                                             ( 63)            12
Accounts payable                                  (440)          (641)
Accrued expenses                                    83            376
                                             ----------     ----------
Net Cash Used In Operating Activities             (196)          (169)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in restricted cash             339         (    8)
Minority Interest in Subsidiary                    240              -
Purchase of property and equipment                (894)        (  242)
Increase in deferred development costs - net      (577)        (  443)
(Increase) decrease in due to/from related
 parties-net                                         4            (95)
                                            -----------     ----------
Net Cash Used in Investing Activities           (  888)        (  788)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock
 and other equity transactions                       -          1,002
Issuance of debentures and draws on line
 of credit                                       1,963          1,517
Payments on line-of-credit and long-term
 debt                                             (769)        (1,153)
                                             ----------     ----------
Net Cash Provided by Financing Activities        1,194          1,366
                                             ----------      ----------
Net Increase in Cash and Cash Equivalents          110            409

CASH AND CASH EQUIVALENTS
At beginning of period                           1,546          1,043
                                              ---------     ----------
At end of period                             $   1,656      $   1,452
                                              ==========    ==========

The accompanying notes are an integral part of these condensed financial statements.
                  CASINO RESOURCE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND CASH FLOWS
                      FOR THE THREE MONTHS ENDED JUNE 30
                                 (unaudited)
                      (In thousands, except per share data)

                                                1997              1996
                                                              (as restated)

Entertainment revenues                       $   3,635          $ 2,716
Hospitality revenues                               934              982
Operating costs - entertainment                  3,058            1,802
Operating costs - hospitality                      739              645
General and administrative expenses                421              504
Loss on gaming projects                             -                -
Other expense-net                                  224              564
Minority interest in operations of subsidiary     (144)               -
                                            	----------      ----------
NET INCOME                                   $     271         $    183
                                             ==========      ==========
NET INCOME PER COMMON SHARE                  $     .03         $    .02
                                             ==========      ==========
Weighted average shares, common stock       10,043,364        9,152,209
                                             ==========      ==========

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                         271              183
 Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization                      276              372
Minority Interest in Operations of Subsidiary     (144)              -
Discount upon conversion of debentures               -               -
Changes in assets and liabilities
Accounts receivable                              1,061              146
Prepaid expenses                                  ( 69)            ( 25)
Other                                             (408)               3
Accounts payable                                  (148)            (212)
Accrued expenses                                   101              134
                                            ----------       ----------
Net Cash Provided by Operating
 Activities                                        940              873

CASH FLOWS FROM INVESTING ACTIVITIES
Increase (decrease) in restricted cash              -                (3)
Purchase of property and equipment                (638)            ( 59)
Minority Interest in subsidiary                     40
Increase (decrease) in deferred development
 costs - net                                       123             (421)
Decrease (increase) in due to/from related
 parties - net                                      19             ( 35)
                                             ----------      ----------
Net Cash Used in Investing Activities             (456)            (518)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and
 other equity transactions                           -               60

Issuance of long-term debt and draws on line
 of credit                                         525               -
Payments on line-of-credit and long-term
 debt                                             (316)            (295)
                                             ----------      ----------
Net Cash Provided by (Used in)
 Financing Activities                              209             (235)
                                             ----------      ----------
Net Increase in Cash and Cash
 Equivalents                                       693              120

CASH AND CASH EQUIVALENTS
At beginning of period                             963            1,332
                                             ----------      ----------
At end of period                             $   1,656        $   1,452
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

HOSPITALITY

Grand Hinckley Inn

	For the nine months ended June 30, 1997, revenues for the Grand Hinckley Inn totaled $2,782,000, an increase of $6,000 from revenues of $2,776,000 for the nine months ended June 30, 1996.  Average occupancy rate totaled 81% in the first nine months of fiscal 1997 compared to 84% in the first nine months of fiscal 1996.  The decrease in occupancy was more than offset by an increase in the average daily room rate from $52 in the first nine months of fiscal
1996 to $55 in the first nine months of fiscal 1997. Operating costs totaled
$1,925,000 for the nine months ended June 30, 1997 compared to $1,730,000 for the comparable 1996 period, an increase of $195,000. The increase in operating expenses was due principally to higher levels of profit sharing with Grand Casino Hinckley and higher real estate taxes.

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

	In 1995, a suit was brought against the Company in Federal District Court of New Jersey, which venue was later transferred to the Federal District
Court for Southern Mississippi. Plaintiff (Gelb Productions,Inc, a New Jersey corporation) asserts it had a contract with Company to provide eight professional boxing events at the Company's former Biloxi Star Theater.
The complaint was thereafter amended by plaintiff to reflect additionally allegations that defendant tortiously harmed plaintiff's business repututation and maliciously intefered with existing and prospective economic relationships. The total claims asserted are for $500,000 in compensatory damages, punitive damages and attorneys fees and additional costs and other relief the court may deem just and proper. The Company's general liability insurance carrier has taken up the defense of the Company.

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

CASINO RESOURCE CORPORATION



Date: September 12, 1997				s/ John J. Pilger
						                   John J. Pilger, President & CEO



Date: September 12, 1997				s/ Maurice P. Gaudet
						                   Maurice P. Gaudet, Chief Financial Officer