Form 10KSB
period 1997-09-30
CASINO RESOURCE CORP
filed 1998-01-20
CIK 899778

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB
 (Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                 For the fiscal year ended September 30, 1997



[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
     ACT OF 1934 (NO FEE REQUIRED)

                        Commission file number 0-22242

                          CASINO RESOURCE CORPORATION
              (Name of the small business issuer in its charter)

               MINNESOTA                          41-0950482
       (State or jurisdiction of               (I.R.S. Employer
     incorporation or organization)           Identification No.)

                            707 Bienville Boulevard
                       Ocean Springs, Mississippi 39564
                   (Address of principal executive offices)

                   Issuer's telephone number (228) 872-5558

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

     The Company's revenues for the fiscal year ended September 30,1997 were $15,700,264.

     As of December 31, 1997, 10,043,364 shares of Common Stock were outstanding, and the aggregate market value of such Common Stock (based upon the last reported sale price on the NASDAQ National Market), excluding outstanding shares beneficially owned by affiliates was approximately $10,671,074.

     Transitional Small Business Disclosure Format (Check one):
Yes      ;   No  X
   -----       -----

                                    PART I


ITEM 1.  BUSINESS

GENERAL

     The Company was organized in 1969. In 1987, the Company merged into an inactive public corporation, and in 1993, it changed its name to Casino Resource Corporation. Prior to 1987, the Company engaged in various business activities unrelated to its current or proposed businesses. Between 1987 and 1991, the Company's primary business was owning and managing recreational vehicle resorts, and providing related direct marketing services. The Company sold its capital-intensive camp resort properties during 1988 through 1991 and began offering its direct marketing services to the recreational real estate industry, primarily focusing on timeshare and camp resort developments and, eventually, to the casino industry. The Company sold its timeshare and camp resort direct marketing business in May 1994, and directed its focus to the hospitality and entertainment industry in both gaming and high-tourist areas, and to the emerging gaming industry.

     The Company entered the hospitality and entertainment industries by acquiring or developing five businesses, one of which has been sold. In March 1994, the Company purchased a musical production company, which staged an award-winning show at the Aladdin Hotel in Las Vegas, Nevada and closed on November 15, 1997 with the closing of the Aladdin Hotel. Also in March 1994, the Company purchased its "Country Tonite Theatre" in Branson, Missouri, which was reopened for business in May 1994. In May 1994, the Company completed construction of and opened its 154-room hotel, the "Grand Hinckley Inn," on 7.5 acres of leased land in northern Minnesota adjacent to the Grand Casino Hinckley, an Indian gaming facility currently operated by Grand Casinos, Inc. ("Grand Casinos"). Also, in May 1994, the Company completed construction of the 1,872-seat "Biloxi Star Theatre" adjacent to the Grand Casino Biloxi on the Gulf Coast of Mississippi. This facility was subsequently sold to Grand Casinos in September 1994. In March 1997, a third venue for the Country Tonite Show opened in Pigeon Forge, Tennessee. The Country Tonite Theatre, LLC, a joint venture between the Company and Burkhart Ventures, LLC, presents the Country Tonite show in a 1,500-seat, state-of-the-art theatre in Pigeon Forge, Tennessee. The Company is the operating manager and owns 60% of the joint venture. In April 1997, the Branson Theatre added a second show "The Golden
Girls", in a joint venture with Greg Thompson Productions.   The Company plans
to increase its hospitality and entertainment businesses as opportunities arise.

     The Company, through its 85% owned subsidiary, CRC of Tunisie, Inc., opened its casino and 500-seat theatre (Casino Caraibe) in a leased facility in Sousse, Tunisia on October 18, 1997.

     The Company had previously entered into a Technical Assistance and Consulting Agreement with Harrah's Entertainment, Inc. ("Harrah's") which, upon the receipt of a compact and regulatory approval, Harrah's is to develop and manage one or more casinos to be funded by Harrah's for the Pokagon Band of Potawatomi Indians in northern Indiana and southwestern Michigan. The Company will, upon commencement of operations, receive 21.6% of Harrah's management fee, but is not required to provide any development capital.

EXISTING OPERATIONS

GRAND HINCKLEY INN (HINCKLEY, MN)

     In May 1994, the Company opened its Grand Hinckley Inn on 7.5 acres of leased land located adjacent to the Grand Casino Hinckley, a 46,000 square-foot casino owned by the Mille Lacs Band of Ojibwe Indians (the "tribe") and operated by Grand Casinos near Hinckley, Minnesota. The casino attracts approximately four million patrons per year. The 154-room hotel is largely occupied by casino patrons.

     The hotel is located approximately 90 miles north of Minneapolis near the intersection of Interstate 35 and State Highway 48. The intersection contains approximately 250 hotel or motel rooms, plus a 281-room hotel completed in December 1997 by the tribe, adjacent to the casino. The tribe is the lessor of the Grand Hinckley Inn site.

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

     The hotel has achieved an average occupancy rate of approximately 83% for the fiscal year ended September 30, 1997, and generally reaches full capacity on weekends. For the fiscal year ended September 30, 1997, the hotel had an average room rate of $57.28.

     The Company has entered into several beneficial arrangements with Grand Casinos and the tribe regarding the hotel. The Company leases the land on which the hotel is situated from Grand Casinos at the rate of $1 per annum; the casino arranges room reservations at the hotel for its preferred customers; and each business highlights the other in its marketing efforts. In addition, under a Marketing Enhancement Agreement, the Company receives a $20 fee per night per occupied room from the "Enterprise," (a combination of Grand Casinos and the Mille Lacs Band of Ojibwe). In return for the marketing enhancement fee, the hotel has entered into a revenue sharing plan with the Enterprise which requires that 50% of all room revenues above a defined cumulative threshold be paid to the Enterprise up to the amount of the marketing
enhancement fees received by the hotel.   The hotel exceeded the cumulative
threshold during the fiscal year ended September 30, 1996 and began making payments to the Enterprise under the windfall profit sharing arrangement. Payments due to the Enterprise under this "windfall profit sharing arrangement" for fiscal 1997 totaled $659,000. Payments in the future will vary based on revenues and increases, if any, in the hotel's annual operating cost threshold.

     The Company and the Tribal Commission of the Mille Lacs Band have entered into an agreement regarding future ownership of the hotel. The
Tribal Commission has the unilateral right to purchase the hotel on the anniversary dates of its initial occupancy (May 1994) in each of years 2001 through 2006 at a cost equivalent to the original development cost of the hotel plus the depreciated cost of personal property and all inventories, less $450,000. Conversely, in the event that the Tribal Commission allows the construction of more than 500 hotel or equivalent rooms on property owned by the Tribal Commission or Grand Casinos, the Company has the right to require the Tribal Commission to purchase the hotel at the cost stated above. The addition by the tribe of the 281-room Grand Casino Hotel adjacent to the Hinckley casino does not result in the 500-room threshold being exceeded.
The Grand Casino Hotel, which opened December 1997, could have an adverse impact on the operating income of the hotel.

     The Company obtained mortgage financing in the amount of $3.3 million for the development of the hotel in 1994. This debt is collateralized by the hotel, as well as by certain stock pledged by Grand Casinos. The mortgage note matures on April 1, 2004 and bears interest at an annual rate equal to the prime rate plus 2%, up to a maximum of 11% (currently 10.50%). The note is payable in monthly installments of principal and interest of $44,283. Approximately $2.5 million in principal amount was outstanding at September 30, 1997. In addition to the mortgage, the Company secured $900,000 of equipment financing collateralized by the hotel's furniture, fixtures and equipment and guaranteed by Grand Casinos. This debt was repaid in full in August 1996. A $1,289,000 line of credit extended by Grand Casinos to the Company for working capital purposes secured by a second mortgage on the hotel was repaid in August, 1997. In September 1997, all the common stock of Casino Building Corporation (which is the record owner of the Grand Hinckley Inn), a wholly-owned subsidiary of the Company, was pledged as collateral for a $800,000 note due October 18, 1998.

COUNTRY TONITE THEATRE  (BRANSON, MO)

     The Company purchased the former Ray Stevens Theatre, now the Country Tonite Theatre (the "Theatre"), in Branson, Missouri in March 1994. In May 1994, the 2,000-seat theatre began running two shows daily, featuring dancers, singers, comics and other variety acts. The show is produced by the Company's Las Vegas-based subsidiary, Country Tonite Enterprises, Inc. ("CTE"). The Theatre includes 38,000 square feet on two floors with an auditorium, a stage area, control booths, dressing rooms, upstairs offices, a lounge, a gift shop which offers a wide variety of souvenirs with the Country Tonite theme, and two concession stands. In addition, the Theatre parking lot accommodates 600 cars and 30 buses.

     The Country Tonite show has been voted "Best Live Country Music Show in America" by the Country Music Associations of America ("CMAA") for three consecutive years through 1995. In November 1995, the show was voted "Show of the Year" by the 1995 Branson Entertainment Awards. Theatre revenues increased 1.4% for fiscal 1997 over fiscal 1996. The Theatre has achieved 38% of capacity during the fiscal year ended September 1997, with an average ticket price of $15.43, which is competitive with the average ticket price at other theaters in Branson.

     Branson, Missouri is a popular resort destination for country music lovers from across the nation. Branson is located at the intersection of U. S. Highway 76 and Interstate Highway 65, which connects Branson and Springfield, Missouri. With a population of approximately 3,000, Branson is home to over 30 theaters featuring music stars such as Andy Williams, Bobby Vinton and the Osmond family. In addition to roughly 20,000 hotel rooms, Branson offers diverse eating, shopping and recreational activities to its approximately 6 million annual visitors, most of whom visit between the months of

March and December. Typical visitors to Branson are senior citizens participating in bus tours through Missouri. Families also comprise a large part of Branson's visitors during the summer months and they are drawn to Branson not only by the country music, but by the additional activities offered in the summer months by the many lakes in the Branson area and the Arkansas Ozarks, another popular tourist destination area only 50 miles from Branson.

     The Company purchased the Theatre for $2 million in cash and a promissory note collateralized by the Theatre for $8 million in principal amount. The note, with a principal balance of $7.4 million at September 30, 1997, bears interest at the prime rate plus 1%, with a floor of 7% and a ceiling of 10% (currently 9.5%), and matures on April 1, 1999. The note is payable in monthly installments of principal and interest of $73,035, with a final payment due at maturity of $7,077,978.

COUNTRY TONITE PRODUCTION SHOW (LAS VEGAS, NV)

     CTE, the Company's musical production subsidiary based in Las Vegas, Nevada, was acquired in March 1994. The production show involves a country and western theme, and played at the Aladdin Hotel and Casino ("Alladin") in Las Vegas from 1992 until November 15, 1997 when the Aladdin Hotel closed for renovations. Company management is currently seeking a new long term Las Vegas venue for the show. Failure to find a new venue for the Las Vegas Show could have a negative impact on the Company's operating income. In addition to the CMAA award, other awards received by the show include "Best Television Program in Nevada", "Electronic Media Award 1994" and "Recording of the Year". In 1997, the Show was awarded the "International Country Music Live Show of the Year" and Jack Pilger was awarded International Producer of the Year and inducted into the Country Music Organizations of America Hall of Fame in 1997. Additional casts of the Country Tonite show perform at the Country Tonite Theatre in Branson, Missouri and Pigeon Forge, Tennessee.

     The Company added a third venue for the Country Tonite Show in Pigeon Forge, Tennessee, which began in March 1997. The show appeared at Grand Casino in Biloxi, Mississippi from late December 1996 to March 1997 and toured Japan for twenty days in September 1997. The Company is exploring other venues for its popular Country Tonite Show.

COUNTRY TONITE THEATRE - PIGEON FORGE

     CRC of Tennessee, Inc. ("CRCT"), a wholly owned subsidiary of the Company and Burkhart Ventures, LLC formed a joint venture, Country Tonite Theatre, LLC to present the Country Tonite Show in a 1,500-seat state-of-the-art theatre located in the heart of Pigeon Forge, Tennessee which began on March 21, 1997. CRCT owns 60% of the joint venture and manages the theater. Under the terms of the Operating Agreement, the partners contributed $500,000 of operating capital and agree to provide up to $500,000 of advances as a credit line to the LLC, of which $500,000 has been advanced through December 31, 1997.

     There are currently nine comparable theaters operating in the Pigeon Forge area. Pigeon Forge is considered an emerging area for theater based entertainment.

     Pigeon Forge, located at the base of the Smoky Mountains, draws over 12 million tourists annually in contrast to the Branson marketplace, which hosts approximately 6 million visitors per year. Country Tonite Enterprises produces and performs its Country Tonite Show in the Pigeon Forge theater.

TUNISIA CASINO

     The Company, through its 85% owned subsidiary, CRC of Tunisie, S.A. signed a definitive agreement in July 1996 with the Samara Casino Company to lease and operate a casino, video arcade and 500-seat theatre in Sousse, Tunisia. The 42,000 square foot casino and resort, which opened October 18, 1997, has over 10,000 square feet of gaming space with approximately 281 slot machines and 21 table games. Capital expenditures and preopening costs to open the Tunisia Casino totaled approximately $4,500,000, of which approximately $4,000,000 has been expended through September 30, 1997.

     The entertainment complex/casino is a freestanding building, which is located on a triangular piece of property in front of the Hotel Samara. The site is located on the main street of Sousse in the heart of the tourist center and directly off the beach. The site is approximately 1.5 acres in size. The casino is the first of its kind in the City of Sousse. Two other casinos are open in other Tunisian municipalities at distances of approximately fifty to one hundred miles from Sousse.

     CRC of Tunisia also operates a gourmet restaurant, gift shop and additional food and bar service on the property for which the Company exchanged a 15% ownership interest in CRC of Tunisie, S.A. effective in October 1997. The casino is situated in front of the 425-room Hotel Samara, one of three hotels that Samara controls in Sousse. The two other hotels have 125 and 275 rooms, respectively.

     The Republic of Tunisia is a small country in the northern most part of North Africa and is bordered on the north and east by the Mediterranean, on the southeast by Libya, and on the west by Algeria. It is approximately 62,608 square miles in size or relatively the same size as Illinois. Tunisia is a destination resort known for its beaches. The city of Sousse borders the Mediterranean. Casinos are a new attraction for the tourist trade in Tunisia.

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

DEVELOPMENT ACTIVITIES

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

     Under the Technical Assistance and Consulting Agreement with Harrah's, the Company will receive 21.6% of Harrah's management fee as consulting fees over the five-year term of Harrah's management contract (and any extensions thereof) with the Pokagon band. The Company has, in turn, agreed to pay to two consultants to the Company who assisted in the acquisition of rights from Monarch (including Kevin M. Kean, a principal stockholder of the Company), an aggregate of 10% of its consulting fee income less the Company's related direct operating costs, subject to certain limits in the case of Mr. Kean. (Similar fees may also be payable to Mr. Kean out of revenues if any, received by the Company from other Indian businesses, including gaming.) Mr. Kean has pledged his interest in the Pokagon project as part of a settlement of his $1,232,000 note receivable due the Company.

     The Company will have no obligation to provide Harrah's or the Pokagon band with any funding. However, to the extent not recouped by Harrah's from the Pokagon band, the Company will reimburse Harrah's for the Company's share (21.6%) of specified development and licensing costs incurred by Harrah's. The Management and Development Agreement and related agreements between Harrah's and the Pokagon band cannot take effect until approved by the National Indian Gaming Commission ("NIGC"). The Company's obligation to reimburse Harrah's will be payable in equal installments over 24 months without interest, and will be subject to reduction for payments due the Company from Harrah's. Under the Technical Assistance and Consulting Agreement, Harrah's has agreed to pay to the Company a one-time fee of $250,000 (recorded in fiscal 1995 and collected in fiscal 1996) in connection with the signing of the Management and Development Agreement with the Pokagon Band, and a one-time fee of $600,000 as consideration for the relinquishment of any rights or claims to any other business venture of Harrah's and its affiliates, which is payable over five years, commencing with the opening of the first Pokagon casino. In turn, the Company has agreed to pay to Harrah's, $5,000 per month for a period of 40 months for the administration of the Pokagon contract, commencing with the opening of the first Pokagon casino.

     In consideration for the rights acquired from Monarch, the Company issued to Monarch 100,000 shares of the Company's common stock in May 1995, and has agreed to issue to Monarch an additional 400,000 shares of common stock upon the ground breaking for the first Pokagon casino and 1,500,000 shares of common stock upon commencement of operations of the first Pokagon casino. Additionally, the Company agreed to assume up to $179,000 of Monarch's accounts payable, to make certain cash advances to Monarch or its principals and to reimburse Monarch's executives for travel and business development costs related to certain gaming opportunities. The Company has also executed a Consulting Agreement with Monarch, which was subsequently assigned by Monarch to Willard E. Smith, requiring the Company to (i) pay monthly fees commencing (retroactively) in January 1995 at various rates of from $3,000 to $14,250 per month; (ii) loan an aggregate of $250,000 (all of which has been advanced), which may be forgiven in part or in whole upon the occurrence of certain events; (iii) reimburse travel expenses, and (iv) lease to Mr. Smith the Company's Ocean Springs, Mississippi residence at a below-market lease rate. Payment of monthly consulting fees to Willard Smith under the Consulting Agreement were terminated in September, 1997.

MARKETING AND COMPETITION

     The entertainment and hospitality businesses of the Company rely on the attraction of the Grand Casino Hinckley, in the case of the Grand Hinckley Inn; the national reputation of Las Vegas, Nevada, in the case of the Company's stage show at the Aladdin Hotel in Las Vegas (which closed in November 1997); and the tourist attractions of Branson, Missouri and Pigeon Forge, Tennessee in the case of the Country Tonite Theatres. The gaming business of the Company relies on the tourist industry of Tunisia.

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

     Although the Grand Hinckley Inn has maintained occupancy levels of approximately 82% since opening in May 1994, there is no assurance that the adjacent casino will continue to attract its historically high levels of patronage. The Enterprise constructed a 281-room hotel adjacent to the Grand Casino, which opened in December 1997. This hotel competes directly with the Grand Hinckley Inn and could adversely impact both the occupancy and room rates. A decrease in casino business or an additional increase in the number of guest rooms could also adversely impact present occupancy and room rate levels. The hotel's success has, to a large part, been attributable to co-marketing activities conducted by both the Company and Grand Casinos, as operator of the adjacent casino. Under terms of a Marketing Enhancement Agreement, as amended, the hotel has benefited from referral reservations from the casino; from the purchase by the casino of rooms to satisfy its obligations under frequent-player programs; joint advertising themes and programs; and the marketing enhancement fee paid by the casino for each daily occupied room. The Company is presently in negotiations with GCI regarding the effect of the tribe's newly-opened 281-room hotel on the referral reservation procedure provided in the Marketing Enhancement Agreement. The Company has advised GCI that it may initiate litigation to enforce its rights with respect to the referral reservation procedure provided in the Marketing Enhancement Agreement. Should any of these factors change in a material manner, the Company's success at the hotel could be adversely impacted.

BRANSON, MISSOURI MARKET

     Branson, Missouri is a nationally known destination for country music lovers. Approximately 6 million tourists visit Branson, Missouri each year, lured by its attractive geography and climate, as well as by its substantial number of family-oriented musical and show theaters. The area contains approximately 33 theaters providing a wide range of family entertainment for all ages.

     The Company attracts "walk up" patrons (approximately 85% of total sales), both through local media advertising and "word-of-mouth", and markets to pre-arranged bus tours (approximately 15% of total sales). The number of competing theaters and number of shows could attract ticket buyers away from the Company's theatre. Also, other area tourist attractions could limit the growth or even decrease ticket sales. In addition, other geographic areas are currently actively seeking to increase their tourist bases, which could, at some point, negatively impact the number of annual visitors to Branson. The Country Tonite Show playing at the Company's theatre, while having won major awards could be duplicated by a competing theatre with possible adverse consequences to the Company.

LAS VEGAS, NEVADA MARKET

     The Company's Country Tonite stage show played at the Aladdin Hotel, a casino with 1,100 hotel rooms located on the Las Vegas "Strip" through November 15, 1997 after which the Aladdin closed for renovations. The Company's management is attempting to locate a permanent venue for the Country Tonite Show in Las Vegas. Failure to locate a new venue could have a material adverse effect on the Company's consolidated operating income. In the event that the Company obtains a new permanent venue, there is no guarantee that the show will operate under the same financial terms and conditions or any assurance that patronage will continue at the previous level. Numerous individual and group acts and production casts operate in Las Vegas, competing for tourist expenditures.

PIGEON FORGE, TENNESSEE MARKET

     The Company's Country Tonite Show added a venue in Pigeon Forge, Tennessee, through a 60% owned joint venture, Country Tonite Theatre LLC, in March 1997. This is a new market for the Company's award winning Country Tonite Show. Similar to the first year of the Branson show, the LLC sustained operating losses in its first year. There is no assurance that the LLC will ever become profitable. Currently, nine family oriented musical and show theaters are operating in the Pigeon Forge area. It is likely that additional theaters will open in the future. Although the Pigeon Forge area draws approximately 12 million tourists annually, there are no assurances that the Pigeon Forge show will ultimately duplicate the success of the Branson show. The theatre competes for the tourist dollar against other theatre venues and other forms of family entertainment in the Pigeon Forge area.

     The Pigeon Forge area competes with other tourist areas in the United States for tourist dollars. A shift in the market could negatively impact the number of annual visitors to Pigeon Forge.

SOUSSE, TUNISIA MARKET

     The Company, through its 85% owned subsidiary, Casino Resource Corporation Tunisia, S.A., opened a casino and theater in Sousse, Tunisia on October 18, 1997. The total number of tourists visiting Tunisia annually is estimated to be 4.5 million. The average length of stay for tourists is approximately six days. There are approximately 20,000 hotel rooms to rent in the City of Sousse, with many more in the outlying areas. The tourist season is May 15 through October. During this time the hotel rooms are historically, on average, 80% occupied. The average occupancy rate year-round is 53%. The closest airport to Sousse is approximately 30 minutes away. Tourists take a bus from the airport to Sousse. The casino is the first of its kind for the city of Sousse. No comparable casinos are currently open in Tunisia; however, at least two other casinos are under development in other Tunisian municipalities at distances of approximately 50 to 100 miles from Sousse.

POKAGON TRIBAL AREA MARKET

     The Pokagon Indian tribe does not have a designated reservation but has been assigned certain service areas in northern Indiana and southwestern Michigan within which one or more casinos may be constructed subject to the approval of various regulatory authorities. In May 1996, the Pokagon Band announced the selection of a site in the New Buffalo township for its proposed Michigan service area. Although the Governor of Michigan signed a compact with the Pokagon Tribe in September 1995, the Michigan legislature failed to approve the compact in May 1996. The compact is expected to be resubmitted for possible legislative approval in 1998. Until the compact is approved, no timetable for development is determinable. The Company expects eventual approval of the compact as Michigan already has Class III gaming with seven other tribes. Although 13 million people reside within 150 miles of the service areas, the planned casino(s) could encounter significant competition from existing riverboat casinos now operating in Illinois and Indiana. Likewise, there is a possibility that other native American land-based casinos could be developed, and which could provide substantial competition to the Pokagon casino(s). In either event, while the Company will have only a minimal capital investment and related risk in the Pokagon venture, significant competition could severely reduce the Company's anticipated future management fee income.

EMPLOYEES

     At September 30, 1997, the Company had 18 employees at its headquarters in Ocean Springs, Mississippi; 57 employees at the Grand Hinckley Inn; 105 employees at the Country Tonite Theatre in Branson, Missouri (reduced to approximately 6 during the offseason); 33 employees at the Country Tonite production show in Las Vegas (which closed November 15, 1997, which resulted in a reduction to approximately five employees as of December 31, 1997); 94 employees at the Country Tonite Theatre in Pigeon Forge (reduced to approximately 6 during the offseason) and 300 employees at Casino Caraibe in Tunisia (under development at September 30, 1997). The Company has entered into employment agreements with various employees with expiration dates through July 1999. The total cost of the agreements is approximately $970,000. None of the Company's employees are represented by a union, and management considers its labor relations to be good.

REGULATION AND LICENSING OF GAMING ACTIVITY

     The ownership and operation of casinos in the U.S., Tunisia and other gaming jurisdictions is highly regulated. The Company obtained its operating and gaming license in Tunisia and opened the casino on October 18, 1997.

     In the U.S., the Company will have the right to receive fees based on the casino management fees by Harrah to the Pokagon band. The Company will be required to apply for and obtain gaming license applications with the National Gaming Indian Commission ("NIGC") in connection with Pokagon. To date preliminary background information has been submitted to the NIGC.

INDIAN GAMING REGULATION

     INDIAN GAMING REGULATORY ACT AND TRIBAL/STATE COMPACTS. Gaming on Indian lands within the United States is authorized by the Indian Gaming Regulatory Act (the "IGRA"), a federal statute enacted in 1988. The IGRA provides for three classes of gaming. Class I gaming consist of non-commercial social games played solely for prizes of minimal value or traditional forms of Indian gaming, and is subject to the exclusive jurisdiction of the applicable Indian tribe. Class II gaming includes bingo, pulltabs and non-banking card games that are already permitted in a state, and is subject to the concurrent jurisdiction of and the applicable Indian tribe. Class III gaming is a residual category composed of all forms of gaming that are not Class I or Class II gaming, including casino style gaming.

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

     The terms of the tribal/state compacts negotiated pursuant to the IGRA vary from state to state, and may vary from tribe to tribe within a state. At least 23 states (Arizona, California, Colorado, Connecticut, Idaho, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, South Dakota, Washington and Wisconsin) have signed tribal/state compacts with Indian tribes that permit certain types of Class III gaming on Indian land. (A compact was reached by the Pokagon Band with the Governor of Michigan, but such compact did not receive the necessary ratification of the State's legislature.) Changes in state gaming laws may limit the types of gaming that are eligible for tribal/state compacts. Certain states have resisted entering into or renegotiating existing tribal/state compacts, and tribal/state compacts have been the subject of litigation in several states, including Alabama, California, Florida, Kansas, Louisiana, Michigan, Minnesota, Mississippi, New York, North Carolina, Rhode Island, Texas, Washington and Wisconsin. The Eleventh Circuit Court of Appeals and several federal courts have held that the Eleventh Amendment to the United States Constitution immunizes states from suit by Indian tribes in federal court without the state's consent. Therefore, in these jurisdictions, Indian tribes may not have a forum to compel a state to negotiate a tribal/state compact. Several other Circuit Courts have, however, held otherwise.

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

     In addition to ensuring that a management contract contains certain terms, the Chairman of the NIGC may disapprove a management contract if it is determined that the management contractor's prior activities, criminal record, if any, or reputation, habits and associations pose a threat to the public interest or create a danger of illegal practices, or that such contractor has interfered with or unduly influenced the tribal governmental decision-making process. The NIGC also requires that certain information pertaining to persons and entities with a financial interest in, or having management responsibility for, a management contract be disclosed for purposes of a suitability review. This is expected to include the Company by virtue of its percentage-consulting fee. The NIGC regulations provide that each of the 10 persons who have the greatest direct or indirect financial interest in the management contract must be found suitable in order for the management contract to be approved by the NIGC. The NIGC regulations provide that any entity with a financial interest in a contract must be found suitable, as must the directors and 10 largest shareholders (or owners of 5% or more of issued and outstanding stock) of such entities in the case of a corporate entity, or the 10 largest holders of interest in the case of a trust or partnership. The Chairman of the NIGC may reduce the scope of information to be provided by institutional investors. Specifically, the Company, its directors, persons with management responsibilities and certain of the Company's owners, must provide background information and be investigated by the NIGC and be found suitable to be affiliated with a gaming operation in order for the management contract to be approved by the NIGC.
At any time, the NIGC has the power to investigate and require the finding of suitability of any person with a direct or indirect interest in a management contract, as determined by the NIGC. The Company must pay all fees associated with background investigations by the NIGC. The NIGC is responsible for conducting the requisite background investigation on the foregoing individuals and entities in the case of Class II gaming operations; the applicable state gaming agency and tribe are responsible for conducting the background investigation with respect to Class III gaming operations and then providing its findings to the NIGC. Generally, the applicable tribal/state compact will delineate responsibilities and issues relating to background checks for Class III operations.

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

     The NIGC has only recently been provided the regulatory authority to approve management contracts. It is not yet clear how this authority interacts with the statutory rights of approval of the Bureau of Indian Affairs (the "BIA") for contracts between Indian tribes and non-Indians. Pursuant to BIA regulations, contracts between non-Indians and Indian tribes, which do not adhere to certain statutory requirements, are void. At present, it is unclear as to whether and how the BIA intends to assert jurisdiction to approve collateral agreements related to management contracts (such as promissory notes) or whether the NIGC will have approval authority over such collateral agreements. Pursuant to current procedures, all such documents are to be submitted to the NIGC, which will then determine whether review and approval resides with the NIGC or the BIA.

TUNISIA GAMING REGULATIONS

     The Company's first gaming venture carries on its operations outside the United States ("U.S."), in Sousse, Tunisia, and is subject to Tunisian laws and regulations affecting the ownership and operation of the casino. Operations outside the U.S. are subject to inherent risks, including without limitation, fluctuations in the value of the U.S. dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, currency restrictions, difficulty in staffing and managing international operations, language barriers, difficulty in obtaining work permits for employees, limitations on technology transfers, potential adverse tax consequences, and difficulties in operating in a different cultural and legal system. There can be no assurance that any of the aforementioned or any unforeseen factors will not adversely impact the Company's Tunisian operations.

ITEM 2. PROPERTIES

     The Company's owned or leased properties include principally the Grand Hinckley Inn in Hinckley, Minnesota; the casino and theatre complex in Sousse, Tunisia; the Company Tonite Theatres in Branson, Missouri and Pigeon Forge, Tennessee; the Company executives offices in Ocean Springs, Mississippi and a residential property in Ocean Springs, Mississippi. The Grand Hinckley Inn is a 154-room, upscale hotel owned by the Company adjacent to the Grand Casino Hinckley near Hinckley, Minnesota. It is situated on 7.5 acres of real estate leased at a cost of $1 per annum for the ten year initial term of the lease. The 2,000-seat Country Tonite Theatre in Branson, Missouri is owned by the Company, including underlying real estate of 10.7 acres. The 1,500-seat County Tonite Theatre in Pigeon Forge, Tennessee is leased by the LLC of which the Company is the majority partner by virtue of its 60% investment. The Company leases, pursuant to a five-year lease, executive office space in Ocean Springs, Mississippi at a rate of $73,500 per annum.

The Company owns a residence in Ocean Springs, Mississippi which is rented to a principal of Monarch at a below-market rate. The Company leases a 42,000 square foot casino resort in Tunisia pursuant to a three-year lease (with two, three-year renewal options) providing for base rent of 600,000 dinars, which is approximately $486,000 at the current exchange rate, plus value added taxes (with a 10% yearly escalation plus a scaled percentage rental based on gross gaming revenues of the casino). In addition, the Company pays rent on the Theatre at the rate of two dinars per paying customer.

     Finally, the Company owns several small lots and real estate parcels in Wisconsin, which it is attempting to sell. Proceeds, if any, from the sale are not expected to be material.

     Under a Marketing Enhancement Agreement, entered into with the tribal Commission if the Mille Lacs Band of Ojibwe Indians (owners of the grand
Casino Hinckley) and Grand Casinos, the Company receives a $20 fee per night per occupied room. The Company recognized approximately $944,000 and $982,000 from the marketing subsidy in 1997 and 1996, respectively. In return for the marketing enhancement fee, the hotel has entered into a revenue-sharing plan with the casino, which requires that 50% of all room revenues above a defined cumulative threshold (up to the amount of marketing subsidy paid to the hotel) be paid to the Enterprise. The cumulative threshold was exceeded in fiscal 1995. Payments due under the revenue-sharing plan totaled $645,000 and $786,000 in 1997 and 1996, respectively. Payments to Grand under this windfall profit sharing agreement for fiscal 1998 will vary based on revenues and the change, if any, in the operating cost threshold.
The Company and the Tribal Commission of the Mille Lacs Band have entered into an agreement regarding future ownership of the hotel. The tribal Commission has the unilateral right to purchase the hotel on the anniversary date of its initial occupancy (May 1994) in each of years 2001 through 2006 at a cost equivalent to the original development cost of the hotel plus the depreciated cost of personal property and all inventories, less $450,000. Conversely, in the event that the Tribal Commission allows the construction of more than 500 hotel or equivalent rooms on property owned by the Tribal Commission of Grand, the Company has the right to require the Tribal
Commission to purchase the hotel at the cost stated above. Although a 281-room hotel was opened in December 1997 adjacent to the Casino, total rooms on property owned by the Tribal Commission or Grand will still fall below the 500 equivalent room threshold.

     The Company has guaranteed rent payments, totaling $360,000 per year for up to five years, of its 60% owned joint venture, Country Tonite Theatre, L.L.C., commencing March 1, 1997.

ITEM 3. LEGAL PROCEEDINGS

     In 1995, a suit was brought against the Company in Federal District Court of New Jersey, which venue was later transferred to the Federal District Court for Southern Mississippi. Plaintiff (Gelb Productions, Inc., a New Jersey corporation) asserts it had a contract with the Company to provide eight professional boxing events at the Company's former Biloxi Star Theater. The complaint was thereafter amended by plaintiff to reflect additional allegations that defendant tortuously harmed plaintiff's business reputation and maliciously interfered with existing and prospective economic relationships. Settlement was reached with Gelb in December 1997 for $100,000 plus attorney's fees and expenses which will be decided by the Mississippi Court under the Lodestar method.

     The Company commenced an arbitration action in November 1994 with the Arbitration Association in Minneapolis, Minnesota, against Cunningham Hamilton Quiter, P.A. (CHQ), the architect it retained in connection with the construction of the Biloxi theater. On December 30, 1994, the architectural firm commenced a suit in a Mississippi state court seeking a foreclosure on a mechanics' lien it had filed on the Biloxi theater project in the amount of approximately $321,000, which sum the Company escrowed. On December 26, 1996, the Arbitration Association announced the Company was entitled to an award of approximately $142,000, which sum was a portion of previously escrowed $321,000. The decision resulted in a gain to the Company of approximately $122,000 in fiscal 1997.

     James Barnes and Prudence Barnes, two former officers of a subsidiary of the Company, have brought suit in the State District Court, Clark County, Nevada, against the Company in connection with their employment termination in June 1995. No specific amount of damages has been claimed; however, the plaintiffs have informally indicated that they would entertain a settlement offer of between $250,000 and $350,000. The Company intends to vigorously defend itself in this matter.

     In March 1996, PDC, a Minnesota limited liability company, and two of its officers filed suit against the Company, Harrah's Entertainment and Monarch Casinos, in the Fourth Judicial District Court of Minnesota, and in Michigan, which venue was later dropped, alleging defamation, violation of the Lanham Act, violation of the Michigan Consumer Protection Act, tortuous interference with its business relations and prospective economic advantage, as well as false light invasion of privacy in connection with the Pokagon Indian Gaming Award. Under the Lanham Act, the plaintiffs are claiming a right to treble damages. The plaintiff seeks compensatory damages and has not claimed a specific amount of damages, but claims such damages exceed $50,000. The plaintiff also seeks recovery of their attorneys' fees. The Company's general liability carrier has taken up the defense of the Company. The Company intends to vigorously defend itself in this matter.

     On November 13, 1995, Casino Resorts, Inc., a Minnesota corporation, commenced an action in the State District Court for the Fourth Judicial District of Minnesota against Monarch and the Company alleging breach of contract against Monarch and tortuous interference with a contractual business relationship against the Company. The plaintiff seeks compensatory damages and has not claimed a specific amount of damages, but claims such damages exceed $50,000. The plaintiff also seeks reimbursement of costs and expenses. The matter came before the Fourth Judicial District Court of Minnesota, on December 9, 1996, for hearing on motions by the Company and Monarch for summary judgment. On January 22, 1997, the Company's motion for summary judgment on plaintiff's claim of tortuous interference was granted and plaintiff's claim against the Company was dismissed. Additionally, Monarch's motion of summary judgment on plaintiff's claim for breach of contract was granted and plaintiff's claim against it was dismissed. Casino Resorts, Inc. filed an appeal with the Minnesota Court of Appeals on May 7, 1997, claiming that there are factual issues, which must be resolved by a jury. In December 1997, the Minnesota Court of Appeals affirmed the decision of the lower court dismissing the plaintiff's claims of tortuous interference against the Company.

     The Company has received notice that the action of Cunningham, Hamilton, Quiter, P.A. (CHQ) against John J. Pilger (CEO of the Company) in Jackson County Circuit Court, Mississippi originally set in abeyance pending completion of arbitration proceeding, is now reconstituted. Cunningham alleges that the Company owes CHQ approximately $40,000 for services rendered in 1994. The Company denies these charges and plans to vigorously defend itself in this matter.

On December 31, 1997, the Company's former chairman defaulted on repaying the $1,232,000 (principal) of notes receivable due the Company. The Company filed suit against the individual on January 2, 1998. The Company holds
150,000 shares of the Company's stock as collateral. On January 15, 1998, the Company signed an agreement with the individual. Under the agreement, 220,000 additional shares of the Company's stock will be canceled along with the 150,000 shares held at the market price of $1.19 per share. Additionally, the Company and the individual entered into a new note agreement. The new note of $1,196,885, including approximately $143,000 of previously reserved interest, bears interest at 7%, payable on maturity on January 15, 2001. The note is collateralized by the individual's 5% interest in the Company's Pokagon management fee. Solely at the Company's discretion, at any time prior to maturity, the Company can take the collateral as payment in full for the note. Since the individual's ability to pay the note is not known, the Company has provided an impairment reserve for $791,900 which represents the remaining principal balance after stock cancellations. Generally accepted accounting principles do not permit the recording of contingent assets until realized and as the individual's ability to pay the note is not known, the Company has provided an impairment reserve for the $791,900 which represents the remaining principal balance after stock cancellations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1997.

                                    PART II


ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock (symbol "CSNR") and its Class A warrants (symbol "CSNRW") are traded on the NASDAQ National Market. The following table sets forth, for the fiscal periods indicated, high and low sales prices of the common stock and Class A warrants as reported by NASDAQ:

                                          Common Stock         Warrants
                                         --------------      -------------
                                         High      Low       High      Low
                                         ----      ---       ----      ---
FISCAL YEAR ENDED SEPTEMBER 30, 1996

First Quarter                           $4.81     $2.38      $.98      $.31

Second Quarter                          $3.38     $1.75      $.50      $.20

Third Quarter                           $3.94     $1.63      $.81      $.31

Fourth Quarter                          $2.75     $1.50      $.56      $.25

FISCAL YEAR ENDED SEPTEMBER 30, 1997

First Quarter                           $2.23     $1.31      $.28      $.13

Second Quarter                          $2.45     $1.38      $.25      $.13

Third Quarter                           $1.97     $1.25      $.22      $.09

Fourth Quarter                          $2.19     $1.19      $.44      $.06

     Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $6.75, subject to adjustment. The warrants expire September 15, 1998, and are subject to redemption by the Company for $.05 per warrant if the closing price of the common stock exceeds $8.50 per share for 20 consecutive trading days, subject to adjustment.

HOLDERS

     On December 31, 1997 there were approximately 225 record holders of the common stock, and 80 record holders of the warrants. In addition, the Company estimates there are an additional 2,700 shareholders and 400 warrant holders who own shares or warrants, respectively, in nominee or street name, at that date.

SALE OF UNREGISTERED SECURITIES

     On September 9, 1997, the Company sold $800,000 principal amount of 13% convertible subordinated debentures. The common stock into which the debentures are convertible has been registered for resale.

DIVIDENDS

    No dividends have been declared or paid during the reporting period.

OTHER

    In December 1995 the Company issued 1,268,444 shares of Common Stock pursuant to a warrant exercise agreement entered into in conjunction with a release of claims agreement. The Company recorded all proceeds as a capital transaction for financial reporting purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following financial data presented below has been derived from the Company's Consolidated Financial Statements for the fiscal years ended September 30, 1997 and 1996.

                                               Year Ended  September 30
                                               ----------  ------------
                                                  1997         1996
                                                  ----         ----
                                                   (in thousands)
 INCOME FROM OPERATIONS
     Entertainment revenues                     $11,734     $  8,938
     Hospitality revenues                         3,966        3,968
     Operating expense - entertainment            9,246        6,200
     Operating expense - hospitality              2,636        2,620
     General and administrative expense           2,056        2,245
     Loss on gaming projects, net                   438          742
     Interest expense                             1,219        1,828
     Other income (expense) including minority
       interest in 1997                             (96)         202
                                                 ------      -------
 NET INCOME (LOSS)                               $    9      $  (527)
                                                 ------      -------
                                                 ------      -------


     Following is management's discussion and analysis of significant factors which have affected the Company's financial position and operating results during the periods reflected in the accompanying consolidated financial statements.

FISCAL 1997 COMPARED TO FISCAL 1996

CONSOLIDATED

     The Company's revenues from operations were $15,700,264, an increase of $2,794,315, or 21.7%, from the $12,905,949 recorded in fiscal 1996.
Substantially all of the increase was provided by the entertainment segment.

ENTERTAINMENT

     COUNTRY TONITE THEATRE LLC

     The Country Tonite Show in Pigeon Forge opened on March 21, 1997. Revenues from the opening date through September 30, 1997 totaled $2,196,054. Operating expenses (including project, general and administrative costs and depreciation) totaled $3,059,144 (including $1,175,333 eliminated in consolidation) resulting in an operating loss of $863,090 before the minority interest share of the loss ($341,206). The Company expected an operating loss in the first year of operation as the show builds market presence.

     COUNTRY TONITE PRODUCTION SHOW

     Country Tonite Production show revenues totaled $3,870,884 in fiscal 1997, (including $1,175,333 eliminated in consolidation), an increase of $1,678,524 from fiscal 1996 revenues of $2,192,360. The increase was due principally to the addition of the Pigeon Forge show contract and the Country Tonite Show appearing in Biloxi, Mississippi from late December 1997 through early March 1997 and a twenty day Japan tour. Operating income increased $489,828 to $936,099 (including $1,175,333 eliminated in consolidation) in fiscal 1997 from $446,271 in fiscal l996. Operating expenses (including project, general and administrative costs and depreciation) increased from $1,746,090 in fiscal 1996 to $2,934,785 in fiscal 1997, principally as a result of the aforementioned new venues.

     COUNTRY TONITE THEATRE

     Revenues increased $97,012, or 1.4%, from the fiscal 1996 total of $6,745,937 to $6,842,949 in fiscal 1997. Paid attendance for the Country Tonite show totaled 38% of capacity in 1997 compared to 40% of capacity in fiscal 1996. Average ticket prices totaled $15.43 in fiscal 1997 compared to $15.57 in fiscal 1996, resulting in a slight decline in revenues from Country Tonite Show which was offset by revenues for the Golden Girls show (a joint venture with Greg Thompson Productions). Through cost containment efforts by Company management, operating expenses (including project, general and administrative costs and depreciation) fell $26,417 or 0.6%, to $4,427,053 in fiscal 1997 from $4,453,470 in fiscal 1996 despite the addition of the Golden Girls show and its related expenses. Operating income increased $123,429 or 5.4% to $2,415,896 in fiscal 1997 from $2,292,467 in fiscal 1996.

HOSPITALITY

     GRAND HINCKLEY INN

     In fiscal 1997, the Grand Hinckley Inn continued its historical high occupancy rates, achieving an average occupancy of 83% and average daily rate of $57.28 compared to an average occupancy rate of 86% and an average daily rate of $54.85 in fiscal 1996. The fall in occupancy from 1996 to 1997 was offset by higher average rates. Revenues for fiscal 1997 decreased $1,942 to $3,965,710 in fiscal 1996 from $3,967,652 in fiscal 1996. Operating income decreased $18,056 or 1.3%, from $1,347,604 in fiscal 1996 to $1,329,548 in fiscal 1997 as operating expenses (including project, general and administrative costs and depreciation) increased, to $2,636,162 in fiscal 1997 from $2,620,048 in fiscal 1996. The increase in operating expenses and the resulting decrease in operating income were principally the result higher operating expenses in several categories, principally salaries, maintenance, property taxes, and advertising expenditures offset by lower windfall profit sharing expenses. Profit sharing with the Enterprise totaled $786,000 in fiscal 1996 compared to $645,000 in fiscal 1997.

     The addition of a 281-room hotel, adjacent to the Grand Casino, completed in December 1997 by the tribe could have an adverse effect in the operating income of the Company.

GENERAL AND ADMINISTRATIVE

     The Company's general and administrative expenses aggregated $2,055,698 in fiscal 1997 compared to $2,245,372 for fiscal 1996, a decrease of $189,674 principally as a result of additional costs related to the start up and administration of the Pigeon Forge theatre and Tunisian casino being more than offset by lower legal and professional expenses.

GAMING

     Loss on gaming projects of $438,321 for fiscal 1997 consists principally of the loss on sale of the Company's interest in the Palace Casino acquired on January 31, 1997 and subsequently sold on February 5, 1997. A combination of events including cash commitments to other projects under development and the fact that the Company could not manage the facility until its corporate officers and board members were found suitable, a process which could have taken several additional months, contributed to the Company's decision to sell its interest in the Palace Casino.

     Loss on gaming projects of $742,218 for fiscal 1996 consists principally of the loss on abandonment of the initial attempt to acquire the Palace Casino in January 1996.

INTEREST EXPENSE

     Interest expense totaled $1,218,947 for fiscal 1997 compared to $1,828,052
for fiscal 1996.   The decrease from 1996 was due principally to a reduction in the charge for the discount upon conversion of subordinated debentures from $550,000 in 1996 to $49,000 in 1997.

 OTHER

     Interest income increased $61,924 to $197,943 in 1997 from $136,019. Other income and expenses in 1997 includes a $794,000 allowance for collection of a $1,232,000 note receivable from a stockholder, as well as the minority interest in the loss of the consolidated joint venture of $341,206 and a gain from an arbitration settlement of approximately $122,000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $1,550,745 to $3,097,167 at September 30, 1997 from $1,546,422 at September 30, 1996. In addition to funds provided by operations, the Company's principal source of funds in fiscal 1997 consisted of proceeds from the sale of its equity interest in the Palace Casino of $1,000,000, a placement of convertible subordinated debentures of $800,000 ($707,000 net proceeds), equipment financing of $516,000 and two private debt placements totaling $1,800,000. The Company's principal use of funds in fiscal 1997 consisted of capital expenditures of $2,261,789, preopening costs for the casino and theatres of $1,625,437, and payments on long-term debt and notes of $1,140,399. On December 12, 1997 the Company redeemed $400,000 principal amount ($497,000 cash) of 13% convertible debentures.

     Expenditures to complete the Casino Caraibe project subsequent to September 30, 1997 totaled approximately $500,000. The Company anticipates operating losses from its Tunisian casino for at least the first two fiscal quarters of fiscal 1998.

     The failure to find a replacement venue for the Company's Country Tonite Show in Las Vegas could have a negative effect on operating income of the Company.

     The Company has a note payable in the principal amount of $800,000 with a variable interest rate at the higher of 20% per annum or 5% per annum of the gross gaming win of the Tunisian Casino, as defined in the note. This note matures on October 18, 1998. The Company has a note payable dated August 29, 1997 in the principal amount of $1,000,000 with a variable interest rate of 10% of operating income of the Tunisian Casino, as defined. This note matures in twenty five years.

     The opening by the tribe of a 281-room hotel adjacent to the casino could have a negative effect on operating income of the Company.

     The Company did not receive any cash proceeds from settlement of the $1,232,000 note receivable due the Company from its former chairman (Kevin
Kean).

     On January 5, 1998 the Company's Board of Directors authorized a stock buyback program providing for purchase by the Company of up to 400,000 shares of its common stock.

     At September 30, 1997, the Company has $100,000 available under a line of credit with a bank, which expires in February 1998.

     Subject to the foregoing, the Company expects that available cash and cash from future operations will be sufficient to meet the capital expenditures, debt service and working capital requirements of its existing businesses for the next fiscal year.

CAPITAL EXPENDITURES

     Capital expenditures by the company were $2,261,789 for the year ended September 30, 1997 compared to $278,722 for the 1996 fiscal year. Capital expenditures for 1997 consisted principally of purchases and expenditures for the Casino Caraibe development. The Company presently has no significant future capital expenditure commitments.

FUTURE OPERATIONS

     The Company is currently evaluating new venues for its Country Tonite production in such high-tourist areas as Myrtle Beach, South Carolina; Laughlin, Nevada and Biloxi, Mississippi.

     Potential new hospitality opportunities continue to be explored as well.

     The Grand Hinckley Inn has been profitable since inception and management is presently exploring potential new hospitality endeavors.

     The Country Tonite production, playing at the Aladdin Hotel and Casino in Las Vegas, was contracted through November 15, 1997. The Company is searching for a new long-term replacement venue in Las Vegas.

     In September 1995, the Company concluded negotiations with Harrah's Entertainment, Inc. ("Harrah's") whereby the Company will act as a consultant in the development and management of one or more casinos to be funded by Harrah's for the Pokagon Band of Potawatomi Indians in northern Indiana and in southwestern Michigan. The Company will, upon commencement of operations, receive 21.6% of Harrah's management fee, without being required to provide any of the capital necessary for development.

     On October 18, 1997, the Company opened a casino and 500-seat theatre in Sousse, Tunisia.

      The Company continues to pursue other opportunities to own and manage additional non-gaming and gaming facilities either singularly or in conjunction with other gaming industry participants.

SEASONALITY

     The Company expects its hotel operations will be affected by seasonal factors, including holidays, weather and travel conditions. The theatre operations in Branson, Missouri and Pigeon Forge, Tennessee will also be affected by seasonal factors and in addition will be closed annually from mid-December through mid-March, a period when theaters normally close in Branson.

     The Casino and Theatre in Tunisia will also be affected by seasonal factors as the primary tourist season in Tunisia ranges from May through October each year.

IMPACT OF INFLATION

     Management of the Company does not believe that inflation has had any significant adverse impact on the Company's financial condition or results of operations for the periods presented. However, an increase in the rate of inflation could adversely affect the Company's future operations and expansion plans.

FOREIGN CURRENCY TRANSACTIONS

     The Company's transactions with respect to its casino venture in Tunisia will be in dinars. As such, there are all the risks pertaining to fluctuations in foreign exchange rates and potential restrictions or costs associated with the transfer of funds to the United States.

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". The new standard simplifies the method for computing earnings per share and requires the presentation of two new amounts, basic and diluted earnings per share. The Company will be required to adopt SFAS No. 128, in the quarter ending December 31, 1997. Earlier adoption is not allowed. If SFAS No. 128 was adopted, the basic earnings per share would be $0.00 and ($0.06) at September 30, 1997 and 1996, respectively.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". The new Standard discusses how to report and display comprehensive income and its components. The standard is effective for years beginning after December 15, 1997. When the Company adopts this statement, it is not expected to have a material impact on the Company's financial statements.

     In June 1997 the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard requires enterprises to report certain information about operating segments, their products and services, geographic areas, and major customers. This standard is effective for years beginning after December 15, 1997. When the Company adopts this statement, it is not expected to have a material impact on the Company's financial statements.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     All statements contained herein that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as the introduction of new hotels or renovation of existing hotels in the same markets (such as the new hotel recently constructed adjacent to the casino in Hinckley, Minnesota); failure to find a replacement venue for the Country Tonite Las Vegas Show; changes in travel patterns which could affect demand for the Company's hotel, theatres or casinos; changes in development and operating costs, including labor, construction, land, equipment, and capital costs; general business and economic conditions; political unrest in Tunisia or the region; and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as to the date made.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                   PART III


ITEM 9.  DIRECTOR'S AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below is information as of September 30, 1997 regarding the directors and executive officers of the Company, including information as to their principal occupations for the last five years, certain other directorships held by them, and their ages as of the date hereof.

     JOHN J. PILGER, age 51, has been the Chief Executive Officer and a director of the Company since 1984, and served as President from 1984 to 1993. Mr. Pilger was previously Chairman of the Board until July 1994 and resumed such role in April 1995. Mr. Pilger oversees all Company activities including operations, acquisitions, development and construction. Prior to 1984, Mr. Pilger operated a sole proprietorship, which owned and managed apartment buildings in the Chicago, Illinois area.

     WILLIAM S. LUND, age 56, has been a director of the Company since January 1994. Since 1985, he has been Chairman and Chief Executive Officer of Lund Enterprises, a diversified company with interests in real estate development, investment, manufacturing, retail auto dealerships and consulting. Since 1985, Mr. Lund has been the managing associate of WSL Associates, a management and financial consulting firm specializing in real estate and recreation-resort projects. Mr. Lund is also the Chairman of the Board of Toyota of San Luis Obispo, San Luis Nissan-BMW, and Lund-Frangic Motors, Inc. (since 1985), American Family Concepts (since 1994) and Advocacy Arts Foundation.

     JOHN W. STEINER, age 55, has been a director of the Company since January 1994. Since 1990, he has served as Chairman of the Board of the Ace Worldwide Group of Companies, a leading provider of moving, trucking, warehousing and overall logistics services. Mr. Steiner also serves on the Board of Directors and Executive Committee of Atlas World Group, Inc. Mr. Steiner is President of the Associate Board of the Milwaukee County Zoological Society, a Board member of the Metropolitan Milwaukee Association of Commerce and the Better Business Bureau of Wisconsin.

     DR. TIMOTHY MURPHY, age 37, was elected to serve as a director on March 17, 1997. Dr. Murphy resides on the Mississippi coast and is a Chiropractic doctor maintaining his own practice. Dr. Murphy serves as a trustee on the Board of Parker College, as well as its finance chairman. Additionally, Dr. Murphy is a member of the American Chiropractic Association; serves on the Council of Diagnostic Imaging and Council on Sports Injury. Dr. Murphy serves as team Chiropractor to Mercy Cross High School, D'Iberville High School and Mississippi Sea Wolves Professional Hockey Team.

     DENNIS EVANS, age 51, was elected to serve as a director on March
17, 1997. Mr. Evans brings 30 years of sales and marketing business experience to the Board. Mr. Evans is an entrepreneur who has acted as President of several large sales and marketing firms, as well as consultant to several mid-western development companies. Mr. Evans has acted as a marketing consultant to the Country Tonite Theatres in Branson and Pigeon Forge and to the Company's casino development in Tunisia.

     NOREEN POLLMAN, age 49, has served as Secretary to the Company since March 1995 and as a director since March 1995 and from 1987 to 1993. Since 1984, Ms. Pollman has been Vice President of Operations for each of the Company's operating businesses with responsibility for the development and implementation of operating budgets. Ms. Pollman owns two wineries with retail and wholesale operations and has recently acquired a Brew Pub which opened in April 1997.

     ROBERT J. ALLEN, age 38, was named Vice President of Entertainment of the Company on August 1, 1994. He has served as a director of the Company since March 1995 and from 1987 to 1993. Mr. Allen served as Executive Vice President and Chief Marketing Officer of the Company's former Recreational Property Management, Inc. subsidiary from 1986 to 1987. He also previously served as Vice President of Telecommunications.

     MAURICE P. GAUDET, age 45, was named Chief Financial Officer on January 30, 1996. He has served as Controller since April of 1995. Prior thereto, he was Chief Financial Officer of a privately owned quick lube chain since March 1991. He was also Controller of a savings and loan and a freight-forwarding firm, and spent nine years with an international CPA firm. Mr. Gaudet is a certified public accountant.

     Officers serve at the discretion of the Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the annual and long-term compensation earned by John J. Pilger, Noreen Pollman, and Robert J. Allen, the Named Executive Officers (as defined) for services rendered in all capacities to the Company for the fiscal years ended September 30, 1997, 1996 and 1995.

                                                    SUMMARY COMPENSATION TABLE

                                                                             Other   Restricted   Securities
                                                                             Annual    Stock      Underlying     All Other
                                             Fiscal     Salary       Bonus    Comp.    Awards      Options      Compensation
Name and Principal Position (1)               Year        ($)         ($)      ($)      ($)          (#)            ($)
-------------------------------              ------     ------       -----   ------  ----------   ----------    ------------
John J. Pilger . . . . . . . . . . . . .      1997     255,763(5)       (0)    (0)(6)    (0)        195,000           (0)
 Chief Executive Officer                      1996     203,435(3)       (0)    (0)(6)    (0)         20,000           (0)
                                              1995     178,426(4)       (0)    (0)(6)    (0)         20,000       59,482(10)

Noreen Pollman . . . . . . . . . . . . .      1997     128,583      20,000     (0)       (0)         90,000           (0)
 Executive Vice President,                    1996     129,005(7)       (0)    (0)       (0)         20,000           (0)
  Operations                                  1995     109,546          (0)    (0)       (0)              0           (0)

Robert J. Allen . . . . . . . . . . . .       1997     116,583          (0)    (0)       (0)         90,000           (0)



 Executive Vice President,                    1996     116,507 (8)       (0)    (0)       (0)         20,000           (0)
  Entertainment                               1995          (0)(9)       (0)    (0)       (0)              0           (0)
_________________________

 2) Under Securities and Exchange Commission rules, the "Named Executive Officers" include (i) each person who served as Chief Executive Officer during fiscal 1997, (ii) each person who (a) served as an executive officer at September 30, 1997, (b) was among the four most highly paid executive officers of the Company, not including the Chief Executive Officer, during fiscal 1997 and (c) earned total annual salary and bonus compensation in fiscal 1997 in excess of $100,000 and (iii) up to two persons who would be included under clause (ii) above had they served as an executive officer at September 30, 1997.

 3) Includes $17,308 in unused vacation time and $16,636 in wages earned prior to fiscal 1996 not paid until fiscal 1996.

 4) Includes $10,368 in unused vacation time.

 5) Includes $12,942 in unused vacation time.

 6) During fiscal 1997, 1996 and 1995, Mr. Pilger received personal benefits, the aggregate amounts of which did not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for Mr. Pilger in such years.

 7) Includes $5,499 of wages earned in 1995 paid in 1996.

 8) Includes $5,001 of wages earned in 1995 paid in 1996.

 9) Compensation level did not meet disclosure requirements.

10) Reflects a bonus paid to compensate for extraordinary services performed for the period from March 1994 through March 1995 and with respect to certain liabilities incurred in connection with the trading of company stock.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of September 30, 1997, certain information with respect to each shareholder known to the Company to be the beneficial owner of more than 5% of its Common Stock, each director, each Named Executive Officer, and all directors and officers of the Company as a group. Unless otherwise indicated, each person named in the table has sole voting and investment power as to the Common Stock shown.

                                         Number of Shares       Percentage of
Name and Address of Beneficial Owner  Beneficially Owned (1)  Outstanding Shares
------------------------------------  ----------------------  ------------------
John J. Pilger .....................        1,717,990(2)         16.24%
Noreen Pollman .....................           95,000(3)          0.90%
William S. Lund ....................           60,000(4)          0.57%
John W. Steiner  ...................           66,000(4)          0.62%
Dr. Timothy Murphy  ................                -             0.00%
Dennis Evans .......................           24,100(5)          0.32%
Robert J. Allen  ...................           95,000(6)          0.90%
Maurice P. Gaudet ..................           11,000(7)          0.10%
Kevin M. Kean ......................        1,400,944(8)         13.24%
All Directors and Executive Officers
as a group (8 Persons)                      2,069,090            19.55%
_________________________

1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days upon exercise of options or warrants are treated as outstanding only when determining the amount and percent owned by such person or group.

2) Includes 105,000 shares deemed beneficially owned pursuant to options, which are immediately exercisable. In addition, Mr. Pilger holds proxies to vote 1,330,944 shares owned by Kevin M. Kean and 175,000 shares owned by Richard A. Howarth, Jr., a former officer of the Company. See Note 7 below. With such shares, Mr. Pilger has the right to vote a total of 2,502,212 outstanding shares or 24.91% of the shares outstanding.

3) Includes 89,000 shares deemed beneficially owned pursuant to options, which are immediately exercisable.

4) Includes 60,000 shares deemed beneficially owned pursuant to options, which are immediately exercisable.

5) Includes 10,000 shares deemed beneficially owned pursuant to options, which are immediately exercisable.

6) Includes 89,000 shares deemed beneficially owned pursuant to options, which are immediately exercisable.

7) Includes 10,000 shares deemed beneficially owned pursuant to an option, which is immediately exercisable.

8) Includes 14,100 shares owned by Mr. Kean's father and 70,000 shares of Common Stock deemed beneficially owned pursuant to an option which is immediately exercisable. Mr. Kean has granted an irrevocable proxy with respect to 1,330,944 shares of the Company's common stock to John J. Pilger. Mr. Kean's address is 2644 E. Lakeshore Drive, Baton Rouge, Louisiana 70808.

OPTION GRANTS AND EXERCISES

    The following table sets forth information with respect to stock options granted to the Named Executive Officers during fiscal 1996. No stock appreciation rights were granted by the Company in fiscal 1997.

                          OPTION GRANTS IN FISCAL 1997

                                                       NUMBER OF             % OF TOTAL
                                                       SECURITIES          OPTIONS GRANTED      EXERCISE
                                                       UNDERLYING           TO EMPLOYEES          PRICE     EXPIRATION
NAME                                              OPTIONS GRANTED (#)      IN FISCAL 1997       ($/SHARE)      DATE
------------------------------------------------  --------------------  ---------------------  -----------  -----------
John J. Pilger..................................         195,000(1)                  38%             1.48   4/3/2007-09
Noreen Pollman..................................          90,000(1)                  18%             1.34   4/3/2007-09
Robert J. Allen.................................          90,000(1)                  18%             1.34   4/3/2007-09

------------------------

(1) The Executives' options were granted under the Company's 1997 Long-Term Incentive and Stock Option Plan. The grants were made on April 3, 1997. The options vest one third immediately and one third on April 3, 1998 and 1999, respectively.

    The following Table sets forth with respect to the Named Executive Officers Information concerning the exercise of stock options during fiscal 1997 and unexercised options held as of the end of fiscal 1997. The Company has never granted stock appreciation rights.

                          AGGREGATED OPTION EXERCISES
                     AND FISCAL 1997 YEAR-END OPTION VALUES

                                                                      NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                        SHARES                       UNDERLYING UNEXERCISED               IN-THE-MONEY
                                      ACQUIRED ON      VALUE         OPTIONS AT 9/30/97 (#)          OPTIONS AT 9/30/97 ($)
                                       EXERCISE      REALIZED     -----------------------------   -----------------------------
NAME                                      (#)           ($)       UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE    EXERCISABLE
------------------------------------  -----------   -----------   -------------   -------------   -------------   -------------
John J. Pilger......................         -0-           -0-         130,000         105,000        35,100         17,600
Noreen Pollman......................         -0-           -0-          60,000          89,000        24,600         12,300
Robert J. Allen.....................         -0-           -0-          60,000          89,000        24,600         12,300

EMPLOYMENT AGREEMENTS

    The Company entered into a three-year employment agreement with John J. Pilger on May 20, 1996, providing for an annual salary of $225,000, subject to annual cost of living adjustments. The agreement also provides for use of an automobile and payment of insurance premiums the value of which does not exceed 10% of his annual salary. The agreement also provides for bonuses if certain financial performance guidelines are met.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

COMPANY LOANS

     Through September 30, 1997, the Company has made loans to John J. Pilger totaling $507,461 in principal and interest. Such obligations accrue interest at rates between 7% and 9.5% per year and mature on October 1, 1999 with monthly payments of $4,500 beginning on April 1, 1998. The loans include $150,000 advanced for the purchase by Mr. Pilger of a Mississippi residence and $357,461 in other advances. No principal payments were made in fiscal year 1997.

     Through September 30, 1997, the Company has made a loan to Noreen Pollman totaling $100,000, which has an outstanding balance of $82,378 including interest. This note accrues interest at the prime rate (currently 8.50%) and matures on April 17, 1998.

     Through September 30, 1997, the Company has advanced $10,677 including interest to Robert J. Allen. This note, which bears a 9.25% interest rate, is due on demand.

     On December 31, 1997, the Company's former chairman (Kevin Kean) defaulted on repaying $1,232,000 of notes receivable due the Company. The Company filed suit against this individual on January 2, 1998. On January 15, 1998, the Company signed an agreement with this individual. Under the agreement, 220,000 shares of the Company's common stock will be cancelled along with the 150,000 shares currently pledged to the Company, at the market price of $1.19 per share. The Company and this individual entered into a new note agreement. The new note, of $1,196,884.88, bears interest at 7% per annum and matures on January 15, 2001. The note is collateralized by the individual's 5% interest in the Company's Pokagon management fee. Soley at the Company's discretion, at any time prior to maturity, the Company can take the collateral as payment in full for the note. The individual has also granted the Chairman of the Company an irrevocable proxy for 1,330,944 shares of the Company's common stock.

FORMER OFFICE AND TELEPHONE LEASES

     The Company previously leased furnished corporate offices in Elkhorn, Wisconsin, from a partnership owned by Messrs. Pilger and Howarth pursuant to a five-year lease commencing June 1, 1992. The lease was terminated early on June 30, 1995 and the Company continued to pay monthly rental charges at a reduced rate of $3,000 plus property taxes (prorated through May 31, 1997), to R. Howarth net of a security deposit, through the expiration of the lease on May 31, 1997.

     An aggregate of $8,704 and $11,262 was paid by the Company pursuant to the leases for each of fiscal 1997 and 1996, respectively.

MISSISSIPPI RESIDENCE

     In April 1994, the Company purchased a residential property in Ocean Springs from Mr. Pilger, paying him $137,000 in cash. This residence has been leased at a below market rate since June 1995 to a principal of Monarch Casinos, Inc. The Company has entered into negotiations with such individual for the purchase of the residence.

PREFERRED STOCK CONVERSION

     By resolution dated December 24, 1992, the Company agreed to purchase all of the 300,000 then outstanding shares of its 8% Cumulative Preferred Stock from Mr. Pilger. In consideration for the Preferred Stock, the Company issued 909,091 shares of Common Stock using a conversion value for the Common Stock of $1.32 per share. (The last five trades of the Common Stock recorded on the OTC Bulletin Board prior to December 24, 1992 averaged $1.50 per share). In connection with the conversion, the Company assumed from Mr. Pilger certain opportunities to develop casino-related entertainment and hotel facilities.
Mr. Pilger also waived rights to an aggregate of $240,000 in accrued dividends. Prior to the time of conversion, the Company was not in either the hospitality or the entertainment business. No registration rights were granted with respect to the Common Stock issued in this transaction.

     A total of 150,000 of such shares of Common Stock were personally owned by Mr. Howarth, who in connection with the conversion, transferred them to Mr. Pilger in consideration for Mr. Pilger's assignment of the development opportunities, and also to effect a repositioning of the stock ownership interests between Messrs. Pilger and Howarth, reflecting a new allocation of responsibilities between them. In consideration therefore, Mr. Pilger agreed to pay Mr. Howarth $1.50 per share, payable at such time as Mr. Pilger sells such stock to an unrelated third party. The agreement was amended, effective November 30, 1994, to provide for the transfer by Mr. Pilger to Howarth of 175,000 shares of Common Stock and the release of Mr. Pilger from the obligation to pay to Mr. Howarth the $1.50 per share after Mr. Pilger sells and/or transfers 18% of his Common Stock of the Company. In other words, if Mr. Pilger sells 100 shares Mr. Howarth is paid (18% x 100) or $1.50 on 18 shares. In addition, pursuant to such agreement, Mr. Howarth granted Mr. Pilger an irrevocable proxy to vote such 175,000 shares until such Common Stock is sold or transferred to an unrelated third party by Mr. Howarth.

     All of the share and share price numbers referred to above have been adjusted to reflect a June 1993 one-for-two reverse split of the Company's then outstanding capital stock.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

     Under Section 302A.521 of the Minnesota Statues, the Company is required to indemnify its directors, officers, employees, and agents against liability under certain circumstances, including liability under the Securities Act of 1933, as amended.

     As permitted under the Minnesota Statues, the Restated Articles of Incorporation of the Company provide that directors shall have no personal liability to the Company or to its shareholders for monetary damages arising from breach of the Directors' duty of loyalty to the Company or with respect to certain enumerated matters, excluding payment of illegal dividends, acts not in good faith, and acts resulting in an improper personal benefit to the director.

RELATIONSHIP WITH CONSULTANTS

     The Company has agreed to pay to two consultants to the Company, who assisted in the acquisition of certain development rights (including Kevin M. Kean, a principal shareholder of the Company), an aggregate of 10% of any consulting fee income (less related direct operating costs), received by the Company from its agreements relating to the Pokagon Indians, subject to certain limits in the case of Mr. Kean. Similar fees may also be payable to Mr. Kean out of revenues, if any, received by the Company from other Indian businesses, including gaming. Mr. Kean has partially collaterallized his $1,196,885 note to the Company with his right to 5% of the said consulting fee income.

OTHER

     On October 16, 1997, John J. Pilger received a $150,000 payment from the Company, for services to be rendered (including exposure to potential personal liability with respect to Tunisian gaming activities) for fiscal 1998.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     The Exhibits to this Report are listed on page E-1 hereof:

     (b) Reports on Form 8-K for the quarter ended September 30, 1997:

          (i) Report dated September 12, 1997 regarding completion of three financing transactions.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on January 19, 1998 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                   SIGNATURE AND TITLE


                                           s/ John J. Pilger
                                   --------------------------------------------
                                   John J. Pilger, Chief Executive Officer,
                                   President and Chairman of the Board of
                                   Directors


                                           s/ Maurice P. Gaudet
                                   --------------------------------------------
                                   Maurice Gaudet, Chief Financial Officer and
                                   Chief Accounting Officer


                                           s/ Noreen Pollman
                                   --------------------------------------------
                                   Noreen Pollman, Vice President of Operations and Director


                                           s/ Robert J. Allen
                                   --------------------------------------------
                                   Robert J. Allen, Vice President of
                                   Entertainment and Director


                                           s/ Dr. Timothy Murphy
                                   --------------------------------------------
                                   Dr. Timothy Murphy, Director


                                           s/ Dennis Evans
                                   --------------------------------------------
                                   Dennis Evans, Director


                                           s/ William Lund
                                   --------------------------------------------
                                   William Lund,
                                   Director

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                                                      CONTENTS

------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                            F-2


CONSOLIDATED FINANCIAL STATEMENTS
  Balance Sheets                                  F-3 - F-4
  Statements of Operations                              F-5
  Statements of Stockholders' Equity                    F-6
  Statements of Cash Flows                        F-7 - F-8
  Notes to Consolidated Financial Statements     F-9 - F-34

INDEPENDENT AUDITORS' REPORT

Casino Resource Corporation
  and Subsidiaries
Ocean Springs, Mississippi

We have audited the accompanying consolidated balance sheets of Casino Resource Corporation and Subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casino Resource Corporation and Subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



Chicago, Illinois
December 11, 1997, except for Note 19
  which is dated January 15, 1998

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                                   CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------


SEPTEMBER 30,                                      1997                1996
------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                    $  3,097,167        $  1,546,422
 Restricted cash                                         -             338,602
 Accounts receivable - trade and other             531,015             307,204
 Inventory                                         297,905              87,916
 Prepaid expenses (Note 2)                       1,123,605             295,447
------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                             5,049,692           2,575,591
------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, less accumulated
 depreciation and amortization (Note 4)         16,230,883          15,082,906
------------------------------------------------------------------------------
NONCURRENT ASSETS
 Cost in excess of fair value of assets
  acquired, less accumulated amortization
  of $172,894 in 1997 and $124,645 in 1996         550,848             599,097
 Deferred development costs (Note 5)             1,229,959           2,201,211
 Notes and advances receivable - related
  parties, net of allowance for
  uncollectibles of $189,121 in 1997 and
  $0 in 1996 (Note 3)                              753,988             556,895
 Note receivable, Palace Casino                    221,073                   -
 Preopening costs, less accumulated
  amortization of $211,842 in 1997 and
  $17,117 in 1996                                1,500,925              54,678
 Other assets - net (Note 6)                       907,693             714,166
------------------------------------------------------------------------------
TOTAL NONCURRENT ASSETS                          5,164,486           4,126,047
------------------------------------------------------------------------------



                                             $  26,445,061       $  21,784,544
------------------------------------------------------------------------------

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                                   CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------

SEPTEMBER 30,                                       1997                1996
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                             $  1,125,534        $  1,173,449
 Note payable - Grand Casinos, Inc.
  (Note 15)                                              -             589,410
 Subordinated convertible debentures
  (Note 8)                                         321,735                   -
 Current maturities of long-term debt
  (Note 9)                                         852,978             547,755
 Accrued expenses and other liabilities
  (Note 7)                                       1,220,155             947,017
------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                        3,520,402           3,257,631
------------------------------------------------------------------------------
LONG-TERM LIABILITIES
 Long-term debt, less current maturities
  (Note 9)                                      12,837,774           9,952,366
 Subordinated convertible debentures,
  long-term (Note 8)                               321,735             350,000
 Deferred rent (Note 10)                           178,620                   -
------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                     13,338,129          10,302,366
------------------------------------------------------------------------------
TOTAL LIABILITIES                               16,858,531          13,559,997
------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 18 and 19)

STOCKHOLDERS' EQUITY (Notes 12, 13 and 14)
 Preferred stock, 8% cumulative; $.01 par
  value; authorized 5,000,000 shares;
  none issued                                            -                   -
 Common stock, $.01 par value; authorized
  30,000,000 shares; 9,673,364 and
  9,761,803 shares issued and outstanding
  in 1997 and 1996, respectively                    96,734              97,618
 Additional paid-in capital                     22,793,110          22,671,175
 Notes receivable - common stock                         -          (1,232,000)
 Deficit                                       (13,303,314)        (13,312,246)
------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                       9,586,530           8,224,547
------------------------------------------------------------------------------
                                              $ 26,445,061        $ 21,784,544
------------------------------------------------------------------------------

                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------

YEAR ENDED SEPTEMBER 30,                          1997                1996
------------------------------------------------------------------------------
REVENUE
 Entertainment                               $  11,734,554        $  8,938,297
 Hospitality                                     3,965,710           3,967,652
------------------------------------------------------------------------------
Total revenue                                   15,700,264          12,905,949
------------------------------------------------------------------------------
COSTS AND EXPENSES
 Operating costs - entertainment                 9,245,649           6,199,560
 Operating costs - hospitality                   2,636,162           2,620,048
 General and administrative                      2,055,698           2,245,372
 Other income                                     (156,196)            (65,893)
 Interest expense - net of interest
   income of $197,943 and $136,019
   in 1997 and 1996, respectively                1,021,004           1,692,033
 Loss on abandonment of gaming
  projects - net (Note 5)                          438,321             742,218
 Allowance for impaired receivable
  (Note 19)                                        791,900                   -
------------------------------------------------------------------------------
Total costs and expenses                        16,032,538          13,433,338
------------------------------------------------------------------------------
Loss before minority interest                     (332,274)           (527,389)

MINORITY INTEREST IN NET LOSS OF A
 CONSOLIDATED SUBSIDIARY                           341,206                   -
------------------------------------------------------------------------------
NET INCOME (LOSS)                            $       8,932        $   (527,389)
------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON SHARE           $        0.00        $      (0.05)
------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                    10,015,873           8,980,105
------------------------------------------------------------------------------
                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------


                                                                            ADDITIONAL     NOTES
                                                   COMMON STOCK              PAID-IN    RECEIVABLE -
                                               SHARES        AMOUNT          CAPITAL    COMMON STOCK     DEFICIT        TOTAL
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, September 30, 1995                   7,746,007      $  77,460    $  18,741,575        $  -  $  (12,784,857) $  6,034,178

Issuance of common stock -
conversion of debenture                         839,852          8,399        1,768,390           -               -     1,776,789

Issuance of common stock - acquisition           17,500            175           35,919           -               -        36,094

Issuance of common stock -
settlement of litigation                         15,000            150           31,725           -               -        31,875

Issuance of common stock -
exercise of warrants                          1,143,444         11,434        2,138,566  (1,232,000)              -       918,000

Cancellation of previously issued warrants            -              -          (45,000)          -               -       (45,000)

Net loss                                              -              -                -           -        (527,389)     (527,389)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, September 30, 1996                   9,761,803         97,618       22,671,175  (1,232,000)    (13,312,246)    8,224,547

Issuance of common stock -
conversion of debentures
 and payment of accrued interest                281,561          2,816          352,299           -               -       355,115

Cancellation of common stock and receivable
 impairment reserve (Note 19)                  (370,000)        (3,700)        (436,400)  1,232,000               -       791,900

Debt discount relating to 13%
convertible debentures                                -              -          206,036           -               -       206,036

Net income                                            -              -                -           -           8,932         8,932
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, September 30, 1997                   9,673,364      $  96,734    $  22,793,110 $         - $   (13,303,314) $  9,586,530
---------------------------------------------------------------------------------------------------------------------------------


                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------

YEAR ENDED SEPTEMBER 30,                           1997                1996
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                              $    8,932         $  (527,389)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities
  Depreciation                                   1,091,391           1,056,756
  Amortization                                     346,762             146,293
  Minority interest in net loss of a
   consolidated subsidiary                        (341,206)                  -
  Abandonment cost - gaming ventures               438,321             742,218
  Discount upon conversion of convertible
   debentures                                      243,226             550,000
  Reserve for impaired receivable                  791,900                   -
  Expenses paid through issuance of
   common stock                                          -              57,297
  Loss on sale/abandonment of property
   and equipment                                    22,421                   -
  Accretion of note receivable interest            (14,461)                  -
  Changes in assets and liabilities
   Accounts receivable - trade and other          (162,605)            218,681
   Inventory                                      (209,989)            (14,501)
   Prepaid expenses                               (348,128)             36,642
   Other assets                                     12,805              17,966
   Accounts payable - trade                        (47,915)           (484,429)
   Accrued expenses and other liabilities          278,253             317,133
   Deferred rent                                   178,620                   -
------------------------------------------------------------------------------
Net cash provided by continuing operating
 activities                                      2,288,327           2,116,667

 Change in provision for contingencies                  -              (71,353)
------------------------------------------------------------------------------
Net cash provided by operating activities        2,288,327           2,045,314
------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of Palace Casino               829,381                   -
 Decrease (increase) in restricted cash            338,602             (11,341)
 Increase in deferred development costs           (202,722)         (2,039,165)
 Refund of deferred development costs              405,655                   -
 Purchase of property and equipment             (2,261,789)           (278,722)
 Increase in due from related parties             (197,093)            (26,207)
 Increase in preopening costs and other         (1,625,437)           (272,584)
 Payment of organization costs                     (30,250)                  -
 Proceeds from minority interest in
  a consolidated subsidiary                        280,000                   -
------------------------------------------------------------------------------
Net cash used in investing activities           (2,463,653)         (2,628,019)
------------------------------------------------------------------------------

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------

YEAR ENDED SEPTEMBER 30,                           1997                1996
------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock and
  other equity transactions                   $          -        $    801,555
 Payments on line-of-credit borrowings            (589,410)           (700,000)
 Proceeds from long-term debt                    2,959,470           1,673,941
 Payments on long-term debt                       (550,989)           (689,322)
 Payment of loan costs                             (93,000)                  -
------------------------------------------------------------------------------
Net cash provided by financing activities        1,726,071           1,086,174
------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS        1,550,745             503,469

CASH AND CASH EQUIVALENTS, at beginning of
 year                                            1,546,422           1,042,953
------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, at end of year     $  3,097,167        $  1,546,422
------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
 Cash paid during the year for
  Interest                                    $  1,149,830        $  1,296,763
  Income taxes                                      23,340              68,603

SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
 Issuance of common stock as payment
  for deferred development costs              $          -         $    36,084
 Conversion of subordinated convertible
  debentures and payment of accrued interest       355,115           1,300,000
 Note received from sale of interest in
  the Palace Casino                                206,612                   -
 Debenture issued in connection with the
  Company's interest in the Palace Casino        1,388,430                   -

                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

1. SUMMARY OF
   SIGNIFICANT ACCOUNTING
   POLICIES

   BUSINESS Casino Resource Corporation and Subsidiaries (the "Company") is primarily engaged in the hospitality and entertainment business. The Company owns and operates a hotel in Hinckley, Minnesota (the Grand Hinckley Inn), a production theater in Branson, Missouri (the Country Tonite Theater) and a production company in Las Vegas, Nevada (Country Tonite Enterprises) and manages a 60%-owned joint venture, Country Tonite Theater, LLC, which leases and operates a theater in Pigeon Forge, Tennessee and has entered into an agreement to lease and operate a casino and theater in Tunisia, which opened on October 18, 1997 through its 85% owned subsidiary (CRC of Tunisie, S.A.).

                         The Company has entered into agreements to participate with Harrah's Entertainment, Inc. in a major Indian gaming award in Indiana and Michigan.

   BASIS OF              The accompanying consolidated financial statements
   PRESENTATION          include the accounts of Casino Resource Corporation
                         and its majority and wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

   ESTIMATES             The preparation of financial statements in
                         conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   CASH AND CASH         For purposes of the consolidated statements of cash
   EQUIVALENTS           flows, cash equivalents consist of short-term
                         investments having an original maturity of three months or less. Carrying amounts approximate fair value because of the short-term maturity of the investments.

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

   RESTRICTED CASH       The Company had restricted cash being held by a
                         Mississippi state court in conjunction with litigation involving the construction and subsequent sale of the Biloxi Star Theater. The case was settled and the funds were disbursed in January 1997.

   CONCENTRATIONS OF     Financial instruments that potentially subject the
   CREDIT RISK           Company to significant concentrations of credit risk
                         consist principally of cash instruments and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions.
                         The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses, if necessary.

   ADVERTISING           Advertising expenditures are generally charged to
                         operations in the year incurred and totaled $626,930 in 1997 and $289,906 in 1996.

   INVENTORY             Inventory, consisting principally of merchandise and
                         concessions, is stated at the lower of cost
                         (first-in, first-out) or market.

   PROPERTY AND          Property and equipment are stated at cost.  For
   EQUIPMENT             financial reporting purposes, depreciation and
                         amortization are computed over the estimated useful lives of the assets (or the lease term, if shorter) by the straight-line method over the following lives:

                         Land improvements             20 - 25 years
                         Buildings                     35 - 40 years
                         Leasehold improvements        10 - 15 years
                         Office equipment               5 -  6 years
                         Transportation equipment       5 -  7 years
                         Other                               5 years

   COST IN EXCESS OF     Cost in excess of fair value of assets acquired is
   FAIR VALUE OF ASSETS  amortized using the straight-line method over
   ACQUIRED              fifteen years.

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

   DEFERRED DEVELOPMENT  Deferred development costs consist of external costs
   COSTS                 incurred in the evaluation of potential ventures.
                         The costs are expensed if a determination is made to abandon the project.

   PREOPENING COSTS      Preopening costs consist primarily of costs incurred
                         to establish operations at the Country Tonite Theater, LLC and the casino in Tunisia. The preopening costs of the casino will be amortized over a one-year period beginning in October 1997.

   DEFERRED CHARGES      Deferred charges consist of loan and convertible
                         debt origination fees and organization expense. The deferred charges are amortized on the straight-line method over the estimated useful lives ranging from one to five years.

   LONG-LIVED ASSETS     The Company assesses the realizability of its
                         long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121,
                         "Accounting for Impairments of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The
                         Company adopted SFAS No. 121 beginning October 1,
                         1996.

   TAXES ON INCOME       Deferred income taxes, when appropriate, are
                         provided on the difference in earnings determined for tax and financial reporting purposes.

   NET INCOME (LOSS)     Net income (loss) per share data is computed using the
   PER COMMON AND        weighted average number of common shares and common
   COMMON EQUIVALENT     stock equivalents outstanding during each year.
   SHARE                 Common equivalent shares from stock options and
                         warrants have not been included in the computation for 1996 because their effect would be anti-dilutive.

   RECENT ACCOUNTING     In February 1997, the Financial Accounting Standards
   PRONOUNCEMENTS        Board issued SFAS No. 128, "Earnings Per Share".  The
                         new standard simplifies the method for computing earnings per share and requires the presentation of two new amounts, basic and diluted earnings per share. The Company will be required to adopt SFAS
                         No. 128, in the quarter ending December 31, 1997.
                         Earlier adoption is not allowed. If SFAS No. 128 was adopted, the basic earnings per share would be $0.00 and ($0.06) at September 30, 1997 and 1996, respectively.

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------



                         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". The new standard discusses how to report and display comprehensive income and its components. The standard is effective for years beginning after December 15, 1997. When the Company adopts this statement, it is not expected to have a material impact on the Company's financial statements.

                         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard requires enterprises to report certain information about operating segments, their products and services, geographic areas and major customers. This standard is effective for years beginning after December 15, 1997. When the Company adopts this statement, it is not expected to have a material impact on the Company's financial statements.

   RECLASSIFICATIONS     Certain reclassifications have been made to the
                         previously reported 1996 financial statements to conform with the 1997 presentation.

2. PREPAID EXPENSES      Prepaid expenses consist of the following:

                         SEPTEMBER 30,                       1997           1996
                         -------------------------------------------------------
                         Rent                        $    560,030     $        -
                         Consulting fees                  206,848              -
                         Insurance                        181,355        124,571
                         Marketing                         89,700         90,000
                         Miscellaneous                     85,672         80,876

                         -------------------------------------------------------
                                                     $  1,123,605     $  295,447
                         -------------------------------------------------------

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

                         Included in consulting fees is $200,000 advanced under a consulting agreement to the managing member of the entity that lent the Company $1,000,000 in September 1997.

3. RELATED PARTIES       Notes and advances receivable include notes and
                         related interest due from officers and stockholders totaling $753,988 and $556,895 at September 30, 1997 and 1996, respectively, at interest rates ranging from 6% to 11%. The notes mature through October 1, 1999. Interest income from these notes was $130,307 and $88,448 in 1997 and 1996, respectively.

4. PROPERTY AND          Property and equipment consist of the following:
   EQUIPMENT

                         SEPTEMBER 30,                       1997          1996
                         ------------------------------------------------------
                         Land and improvements       $  2,226,724  $  2,226,724
                         Buildings                     11,328,379    11,327,492
                         Leasehold improvements         1,092,905       404,364
                         Furniture, fixtures and
                          equipment                     5,253,145     3,711,359
                         ------------------------------------------------------
                                                       19,901,153    17,669,939
                         Less accumulated depreciation
                          and amortization             (3,670,270)   (2,587,033)
                         ------------------------------------------------------
                         Net property and equipment $  16,230,883  $  15,082,906
                         ------------------------------------------------------

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

5. DEFERRED              Deferred development costs consist of the following:
   DEVELOPMENT COSTS

                         SEPTEMBER 30,                       1997           1996
                         -------------------------------------------------------
                         Pokagon Indian Gaming
                          Project (a)                $  1,229,959   $  1,052,378
                         Tunisia Casino Project (b)             -        682,435
                         Palace Casino Project (c)              -        466,398
                         -------------------------------------------------------
                                                     $  1,229,959   $  2,201,211
                         -------------------------------------------------------

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

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

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

                              All external costs and the fair value of the Company's common shares issued have been capitalized and will be expensed over five years commencing with the receipt of initial management fees from the Pokagon gaming venture.

                              In addition to the agreement above, Harrah's agreed to reimburse the Company for all the costs associated with the venture related to the Eastern Band of Cherokee Indians in exchange for the Company renouncing any rights or claims to any other business ventures of Harrah's and its affiliates. The amount to be reimbursed is $600,000 which is recorded as an other asset. Harrah's will pay the Company $120,000 per year commencing on the opening of the first Pokagon casino and each year after for four years. These payments will be reduced by $5,000 each month for a period of 40 months to cover Harrah's costs for administering the contract. Harrah's is in the process of obtaining the necessary regulatory approvals for the project.

                         (b) In 1996, the Company incurred $682,435 for costs related to the Tunisian casino. As of September 30, 1997, these costs have been reclassified to prepaid expenses, leasehold improvements, deferred charges and preopening costs.

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------


                              The casino opened on October 18, 1997.

                         (c) As of September 30, 1996, the costs consist principally of the Company's initial investment of $400,000 and $46,094 for consulting fees and land rights. During 1997, the Company acquired its interest in the Palace Casino and subsequently sold it on February 5, 1997. In connection with the sale, the Company incurred a loss of $438,321 on the transaction.

                              In 1995, the Company initially attempted to purchase certain assets of the Palace Casino. In February 1996, the Company did not consummate the planned purchase and expensed costs totaling approximately $727,000.

6. OTHER ASSETS          Other assets consist of the following:

                         SEPTEMBER 30,                       1997           1996
                         -------------------------------------------------------
                         Due from Harrah's (Note 5)    $  600,000     $  600,000

                         Organization costs,
                          less amortization of
                          $44,216 and $29,000             161,109         31,000

                         Loan origination costs,
                          less amortization of
                          $61,164 and $44,387              85,982          9,759

                         Deposits and miscellaneous        60,602         73,407
                         -------------------------------------------------------
                                                       $  907,693     $  714,166
                         -------------------------------------------------------

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

7. ACCRUED EXPENSES      Accrued expenses and other liabilities consist of
   AND OTHER             the following:
   LIABILITIES

                         SEPTEMBER 30,                       1997           1996
                         -------------------------------------------------------
                         Payroll and payroll taxes     $  297,455     $  204,888
                         Interest                         159,102         95,136
                         Real estate taxes                119,838        128,714
                         Sales tax                         89,098         44,612
                         Other                            554,662        473,667
                         -------------------------------------------------------
                                                     $  1,220,155     $  947,017
                         -------------------------------------------------------

8. SUBORDINATED          In September 1997, the Company completed a placement
   CONVERTIBLE           of $800,000, 13% subordinated convertible debentures
   DEBENTURES            (with net proceeds of $707,000).  The debentures
                         have a one-year maturity with conversion into shares of common stock on or before the anniversary date at a price equal to 83% market value based on the then current trading prices. At the issuance date, the Company recorded a debt discount of $206,036 with a corresponding credit to additional paid-in capital.
                         The discount is being amortized over 90 days, which represents the required holding period of the debentures. On December 12, 1997, $400,000 principal amount of debentures including interest was redeemed in cash.

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

                         In February 1996, the Company completed a private placement of $1,650,000, 8% subordinated convertible debentures (with net proceeds of $1,493,000). The debentures had a one-year maturity with conversion into shares of common stock on or prior to the anniversary date at a price equal to 75% of market value based on the then current trading prices. At the issuance date, the Company recorded a debt discount of $550,000 with a corresponding credit to additional paid-in capital. The discount was amortized over 90 days, which represented the required holding period of the debentures. During 1997 and 1996, $350,000 and $1,300,000 of the principal amount of the debentures were converted into 281,561 and 839,852 common shares, respectively.

9. LONG-TERM DEBT        Long-term debt consists of the following:

                         SEPTEMBER 30,                        1997      1996
                         -------------------------------------------------------

                         Mortgage payable, interest
                          at prime plus 1% (9.5% at
                          September 30, 1997) (7%
                          floor and 10% ceiling),
                          collateralized by real
                          estate, payable in
                          monthly installments of
                          $73,035 including
                          interest through March
                          1999, with a final
                          payment of $7,077,978 due
                          in April 1999.              $  7,419,195  $  7,600,142



                         Mortgage payable, interest
                          at prime plus 2% (10.5%
                          at September 30, 1997)
                          (11% ceiling), guaranteed
                          by Grand Casinos, Inc.,
                          collateralized by real
                          estate, payable in
                          monthly installments of
                          $44,283 including
                          interest through April
                          2004.                          2,518,023     2,771,952

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

                         SEPTEMBER 30,                        1997      1996
                         -----------------------------------------------------


                         Note payable, interest at
                          the greater of 20% per
                          annum or 5% of the gross
                          gaming win of the casino
                          in Tunisia for its first
                          year of operations,
                          collateralized by the
                          stock of the Company's
                          subsidiary that owns the
                          Grand Hinckley Inn,
                          payable on October 18,
                          1998.                        $  800,000       $      -

                         Note payable, interest at
                          prime plus 3%,
                          collateralized by gaming
                          equipment, payable in
                          monthly installments of
                          $30,800 including interest
                          through December 1998.          431,714              -

                         Note payable, interest at
                          9.5%, collateralized by
                          real estate, payable in
                          monthly installments of
                          $1,139 through May 1999
                          with a final payment of
                          $88,497 due in May 1999.         96,200        100,200

                         Debenture, interest at 6%,
                          $1,500,000 principal amount,
                          discounted to an effective
                          interest rate of 10%.
                          Principal and accrued
                          interest are due on
                          January 31, 1999, payable in
                          cash or at the Company's
                          discretion, in common
                          stock.                        1,425,620              -

                         Note payable with interest
                          at 10% of operating income,
                          as defined, of the
                          subsidiary that operates
                          the Tunisian casino, due
                          August 2022.  The note is
                          convertible solely at the
                          lender's discretion into
                          the Company's subsidiary's
                          common stock, subject to
                          regulatory approvals.         1,000,000              -

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

                         SEPTEMBER 30,                        1997      1996
                         -----------------------------------------------------
                         Other                                -         27,827
                         -----------------------------------------------------
                                                     13,690,752     10,500,121
                         Less current maturities       (852,978)      (547,755)
                         -----------------------------------------------------
                         Total long-term debt     $  12,837,774    $ 9,952,366
                         -----------------------------------------------------


                         Maturities of long-term debt are as follows:

                         YEAR ENDING SEPTEMBER 30,
                         -----------------------------------------------------
                         1998                                      $   852,978
                         1999                                        9,911,106
                         2000                                          345,406
                         2001                                          383,471
                         2002                                          425,731
                         Thereafter                                  1,772,060
                         -----------------------------------------------------
                                                                   $13,690,752
                         -----------------------------------------------------


                         At September 30, 1997, the Company has $100,000 available under a line of credit with a bank, which expires in February 1998. The amount outstanding at September 30, 1997 was $0.

10. LEASE COMMITMENTS    The Company leases various equipment and facilities
                         under operating leases from related and unrelated parties. These leases require that the Company pay maintenance, utilities, insurance and taxes.

                         Total rent expense under operating leases was $667,943 and $106,272 for the years ended September 30, 1997 and 1996, respectively. Related party rent expense was $4,959 and $45,905 in 1997 and 1996, respectively.

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

                         Minimum annual rental commitments of noncancelable operating leases covering facilities and equipment at September 30, 1997 are approximately:

                                       YEAR ENDING SEPTEMBER 30,
                                       ---------------------------------------
                                       1998                       $  1,248,477
                                       1999                          1,520,207
                                       2000                          1,714,459
                                       2001                          1,133,021
                                       2002                            369,216
                                       ---------------------------------------
                                                                  $  5,985,380
                                       ---------------------------------------

                         The Company's lease agreement in Tennessee is with the 40% joint venture partner of Country Tonite Theater, LLC and requires scheduled rent increases over the lease term. Generally accepted accounting principles require total minimum rental payments to be recognized as rent expense on a straight-line basis over the lease term. The excess of such charges over amounts to be paid under the lease agreement is carried as a noncurrent liability in the accompanying consolidated balance sheets.

                         The annual rent for the Tunisian casino is 600,000 dinars, which is approximately $486,000 at the current exchange rate, with a 10% increase yearly. The rent is payable in semi-annual installments. In addition, the agreement requires the Company to pay a variable percentage of the casino's gross income, as defined, as additional rent. Generally accepted accounting principles will require the minimum rental payments to be recognized as rent expense on a straight-line basis over the lease term, when the lease commences in October 1997.

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

11.  TAXES ON            The composition of taxes on income is as follows:
     INCOME

                                                        1997           1996
                         -----------------------------------------------------
                         Current
                          Federal                       $  360,000 $         -
                          Utilization of net operating
                           loss carryforward              (360,000)          -
                         -----------------------------------------------------
                         Total taxes on income          $        - $         -
                         -----------------------------------------------------

                         The Company and its subsidiaries file a consolidated federal income tax return.

                         Deferred income taxes consist of the following:

                         SEPTEMBER 30,            1997                  1996
                         -----------------------------------------------------

                         Total deferred tax assets,
                          relating principally to
                          net operating loss
                          carryforwards              $ 4,200,000   $ 4,560,000
                                                     -----------   -----------

                         Deferred tax liabilities              -             -
                         -----------------------------------------------------
                                                       4,200,000     4,560,000
                         Less valuation allowance     (4,200,000)   (4,560,000)

                         Total net deferred tax
                          assets                     $         -   $         -
                         -----------------------------------------------------

                         Due to the uncertainty of realizing the deferred tax asset in the future, the Company has recorded a valuation allowance equaling the deferred tax asset. At September 30, 1997, the Company has federal net operating loss carryforwards available to offset future taxable income of approximately $10,000,000, which expire in various years through 2010.

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

12. CAPITAL STOCK        In November 1995, the Company's former Chairman of the
                         Board exercised warrants to acquire 1,143,444 shares of common stock. For financial reporting purposes, the Company recorded proceeds of $2,150,000 or $1.88 per share, consisting of a payment of $650,000 cash and execution of promissory notes due January 31, 1996
                         ($500,000) and December 31, 1996 ($1.0 million).  The
                         notes were extended at their initial due dates and were scheduled to mature December 31, 1997. See
                         Note 19.

                         During 1996, 15,000 shares of stock were issued in settlement of litigation with a former officer of the Company.

                         In 1996, 17,500 shares of common stock were issued in connection with the acquisition of leasehold rights for the proposed Palace Casino acquisition.

                         Through September 30, 1997 and 1996, 281,561 and 839,582 shares were issued upon conversion of subordinated convertible debentures. (See Note 8.)

13. WARRANTS             As part of the public offering in September and
                         October 1993, the Company issued Class A Warrants
                         (the IPO Warrants) expiring, after a one-year extension, on September 15, 1998, for the purchase of 2,760,000 common shares at $6.75 per share. None of these warrants have been exercised to date.

                         In April 1994, the Company issued warrants to Grand Casino's, Inc. ("Grand") for the purchase of 250,000 common shares at $4.50 per share, as partial consideration for Grand's guarantee of company debt. During 1995, these warrants were transferred by Grand to an investor and to the Company's former Chairman of the Board in exchange for services provided to Grand. In September 1995, 125,000 shares were issued to the investor pursuant to a partial exercise of these warrants for $531,250. The Company escrowed $50,000 of such funds and paid to the investor his interest and transaction costs equal to such escrow. The remaining 125,000 warrants were exercised in November 1995 at $1.88 per share.

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

                         The managing underwriter of the public offering received an option to acquire 240,000 shares at $8.25 per share and 240,000 warrants at $6.75 per share, expiring on September 18, 1998. This option has not been exercised to date.

                         In connection with the 13% convertible debenture, the Company issued 25,000 warrants. The warrants are exercisable through September 2000 at an exercise price of 120% of the September 1997 closing price as defined by the agreement. The value assigned to these warrants increased deferred costs and is being amortized over one year. The warrants have not been exercised to date.

14. OPTIONS AND          Certain financial consultants to the Company
    AWARDS               received options in December 1992 and in January
                         1993 to acquire 87,500 shares of common stock as consideration for services rendered. These options are fully vested and are exercisable at $2.375 per share (17,500 shares) and at $.75 per share (70,000 shares). None of these options have been exercised to date.

                         A former company executive was granted options in September 1995, as part of an employment termination arrangement, to acquire 50,000 shares of common stock at $2.50 each (as to 25,000 shares) and $6.80 each (as to 25,000 shares). The aggregate options expire in September 2003 and none of the options have been exercised to date.

                         During 1997, certain individuals received 30,500 options as a condition of employment and a consultant received 20,000 options.

                         The Company has two stock incentive plans, both of which are active. In July 1993, the Company adopted a stock option plan (the "1993 Plan") which was amended in 1995, and in April 1997, the Company's stockholders approved a separate stock option plan (the "1997 Plan"). Both plans provide for the issuance of incentive stock options at a purchase price approximating the fair market value of the Company's common shares at the date of the grant (or 110% of such fair market value in the case of substantial stockholders) vesting over ten years. The 1993 and 1997

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

                         Plans also authorize the Company to grant nonqualified options, stock appreciation rights, restricted stock and deferred stock awards. A total of 1,000,000 shares of the Company's common stock has been reserved pursuant to the 1993 and 1997 Plans. As of September 30, 1997, there were 431,400 options with respect to shares of common stock outstanding under the 1993 Plan and there were options with respect to 68,600 shares available for grant under such plan; there were 455,400 options with respect to shares of common stock outstanding under the 1997 Plan and there were options with respect to 44,600 shares available for grant under such plan.

                         The following table summarizes the options granted, exercised and outstanding under the plans.

                                                                                   Weighted
                                                                     Exercise      Average
                                                                       Price       Exercise
                                                        Shares       Per Share      Price
                         -------------------------------------------------------------------
                         Outstanding, October 1, 1995   281,000   $  1.70 - 4.14   $  2.31
                          Granted                       154,000      1.94 - 3.13      2.28
                          Exercised                           -                -         -
                          Canceled and expired          (53,600)     2.13 - 4.14      3.53
                         -------------------------------------------------------------------
                         Outstanding, September 30,
                          1996                          381,400      1.60 - 3.75      2.15
                          Granted                       512,000      1.34 - 1.56      1.43
                          Exercised                           -                -         -
                          Canceled and expired           (6,600)     1.56 - 3.13      1.94
                         -------------------------------------------------------------------
                         Outstanding, September 30,
                          1997                          886,800    $ 1.34 - 3.75   $  1.71
                         -------------------------------------------------------------------
                         -------------------------------------------------------------------
                         Options exercisable at
                          September 30, 1997            528,133    $ 1.34 - 3.75   $  1.84
                         -------------------------------------------------------------------
                         Options available for future
                          grant                         113,200
                         -------------------------------------------------------------------
                         -------------------------------------------------------------------

                         The Company applies APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for options. Under APB Opinion 25, because the exercise price of the options equals the market price of the underlying stock on the measurement date, no compensation expense is recognized.

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

                         The weighted-average, grant-date fair value of stock options granted to employees during the year, and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Sholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under Statement of Financial Accounting Standards No. 123, are as follows:

                                                                            1997           1996
                         ----------------------------------------------------------------------
                         Weighted average fair value per options
                            granted                                    $    1.16      $    1.52

                         Significant assumptions (weighted-average)
                            Risk-free interest rate at grant date           6.76%          6.02%
                            Expected stock price volatility                 0.85           0.85
                            Expected dividend payout                           -              -
                            Expected option life (years) (a)                9.51           5.00
                         Net income (loss)
                            As reported                                $   8,932      $(527,389)
                            Pro forma                                   (586,858)      (761,749)
                         Net income (loss) per share
                            As reported                                $    0.00      $   (0.05)
                            Pro forma                                      (0.06)         (0.08)


                         (a) The expected option life considers historical option exercise patterns and future changes to those exercise patterns anticipated at the date of grant.

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

                         The following table summarizes information about stock options outstanding at September 30, 1997 under the plans:



                                              Options Outstanding                 Options Exercisable
                                        ------------------------------------   ------------------------
                                                       Weighted-
                                                         Average   Weighted-         Number   Weighted-
                          Range of          Number     Remaining     Average    Exercisable     Average
                          Exercise     Outstanding   Contractual    Exercise             at    Exercise
                          Prices        at 9/30/97          Life       Price        9/30/97       Price
                          -----------------------------------------------------------------------------
                          $1.34-1.99      703,000    9.0 Years       $1.53        363,333       $1.64
                           2.00-2.99      127,000    6.8 Years        2.03        127,000        2.03
                           3.00-3.75       56,800    4.4 Years        3.19         37,800        3.22
                          -----------------------------------------------------------------------------
                                          886,800    8.4 Years       $1.71        528,133       $1.84
                          -----------------------------------------------------------------------------
                          -----------------------------------------------------------------------------


15.  TRANSACTIONS WITH   On September 23, 1994, the Company entered into a
     GRAND CASINOS, INC. term loan agreement with Grand Casinos, Inc.  Advances under this agreement bear interest at 10% per annum.
                         The loan was paid in full in August 1997.


                         For the years ended September 30, 1997 and 1996, 6% and 8% of total revenues and 24% and 25% of hospitality revenues were received through Grand's marketing department, respectively.

16.  BUSINESS SEGMENTS   The Company operates principally in three industry
                         segments:  (1) Entertainment Industry includes Country
                         Tonite Enterprises, a production company, the Branson
                         Theater and the Pigeon Forge Theater; (2)
                         Hospitality Industry includes the Hinckley Hotel and
                         (3) Gaming Industry includes interest in the Company's
                         Pokagon gaming contract, and its interest in the Palace Casino and the Tunisian Casino.

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------


                         Specified financial information by business segment is included in the following summary:

                         YEAR ENDED SEPTEMBER 30,            1997         1996
                         ------------------------------------------------------
                         Net sales
                          Entertainment             $  11,734,554 $  8,938,297
                          Hospitality                   3,965,710    3,967,652
                          Gaming                                -            -
                         ------------------------------------------------------
                          Consolidated              $  15,700,264 $ 12,905,949
                         ------------------------------------------------------
                         ------------------------------------------------------

                         Operating income (loss)
                          Entertainment              $  2,488,905 $  2,738,737
                          Hospitality                   1,329,548    1,347,604
                          Gaming                                -            -
                          Corporate                    (2,055,698)  (2,245,372)
                         ------------------------------------------------------
                          Consolidated               $  1,762,755 $  1,840,969
                         ------------------------------------------------------
                         ------------------------------------------------------

                         Identifiable assets
                          Entertainment             $  11,231,445 $ 11,085,112
                          Hospitality                   5,535,500    5,894,115
                          Gaming                        5,394,644    2,201,211
                          Corporate                     4,283,472    2,604,106
                         ------------------------------------------------------
                          Consolidated              $  26,445,061 $ 21,784,544
                         ------------------------------------------------------
                         ------------------------------------------------------

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

                         YEAR ENDED SEPTEMBER 30,            1997         1996
                         ------------------------------------------------------
                         Capital expenditures
                          Entertainment                $  124,513   $  240,328
                          Hospitality                      30,923       11,602
                          Gaming                        2,050,941            -
                          Corporate                        55,412       26,792
                         ------------------------------------------------------
                          Consolidated               $  2,261,789   $  278,722
                         ------------------------------------------------------
                         ------------------------------------------------------

                         Depreciation and amortization
                          Entertainment                $  990,996   $  705,386
                          Hospitality                     397,034      399,317
                          Gaming                                -            -
                          Corporate                        50,123       98,346
                         ------------------------------------------------------
                          Consolidated               $  1,438,153 $  1,203,049
                         ------------------------------------------------------
                         ------------------------------------------------------

                         Identifiable assets outside the United States totalled $4,164,685 and $0 at September 30, 1997 and 1996, respectively. As the Casino opened on October 18, 1997, there were no operations for 1997 and 1996.


17.  DEFINED             Effective July 1, 1997, the Company adopted a
     CONTRIBUTION PLAN   defined contribution 401(k) plan (the "Plan") covering
                         substantially all of its U.S. employees. Eligible employees may contribute up to 15% of compensation, as defined in the Plan. The Company has an optional matching program (approved annually by the Board of Directors) where the Company matches a percentage of the employee's contribution (currently 50% of the first 6% of contribution). Company-matched contributions that will be made in common stock of the Company, vest in full after seven years of an employee's credited service to the Company. The
                         Company also has an option to make additional profit sharing plan contributions (none in fiscal 1997).
                         Defined contribution expense totaled $14,462 in the year ended September 30, 1997.


18.  COMMITMENTS AND     (a)   Under a Marketing Enhancement Agreement,
     CONTINGENCIES             entered into with the Tribal Commission of
                               the Mille Lacs Band of Ojibwe Indians (owners of the Grand Casino Hinckley) and Grand, the

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

                               Company receives a $20 fee per night per occupied room. The Company recognized approximately $944,000 and $982,000 from the marketing subsidy in 1997 and 1996, respectively. In return for the marketing enhancement fee, the hotel has entered into a revenue-sharing plan with the casino which requires that 50% of all room revenues above a defined cumulative threshold (up to the amount of marketing subsidy paid to the hotel) be paid to the casino. The cumulative threshold was exceeded in fiscal 1995. Payments due under the revenue-sharing plan totaled $645,000 and $786,000 in 1997 and 1996, respectively. Payments to Grand under this windfall profit-sharing agreement for fiscal 1998 will vary based on revenues and the change, if any, in the operating cost threshold. The Company and the Tribal Commission of the Mille Lacs Band have entered into an agreement regarding future ownership of the hotel. The Tribal Commission has the unilateral right to purchase the hotel on the anniversary date of its initial occupancy (May
                               1994) in each of years 2001 through 2006 at a cost equivalent to the original development cost of the hotel plus the depreciated cost of personal property and all inventories, less $450,000. Conversely, in the event that the Tribal Commission allows the construction of more than 500 hotel or equivalent rooms on property owned by the Tribal Commission or Grand, the Company has the right to require the Tribal Commission to purchase the hotel at the cost stated above.

                         (b) The Company has entered into employment agreements with various employees with expiration dates through July 1999. The total cost of the agreements is approximately $970,000.

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

                         (c) In 1995, a suit was brought against the Company in Federal District Court of New Jersey, which venue was later transferred to the Federal District Court for Southern Mississippi. Plaintiff (Gelb Productions, Inc., a New Jersey corporation) asserts it had a contract with the Company to provide eight professional boxing events at the Company's former Biloxi Star Theater. The complaint was thereafter amended by plaintiff to reflect additional allegations that defendant tortuously harmed plaintiff's business reputation and maliciously interfered with existing and prospective economic relationships. Settlement was reached with Gelb in December 1997 for $100,000, plus attorney fees and expenses which will be decided by the Mississippi court under the Lodestar method.

                               As of September 30, 1997, the Company provided a provision of $150,000 for the settlement and costs related to the suit.

                         (d) The Company commenced an arbitration action in November 1994 with the Arbitration Association in Minneapolis, Minnesota, against Cunningham, Hamilton, Quiter, P.A. ("CHQ"), the architect it retained in connection with the construction of the Biloxi theater. On December 30, 1994, the architectural firm commenced a suit in a Mississippi state court seeking a foreclosure on a mechanics' lien it had filed on the Biloxi theater project in the amount of approximately $321,000, which sum the Company escrowed. On December 26, 1996, the Arbitration Association announced the Company was entitled to an award of approximately $142,000, which sum was a portion of previously escrowed $321,000. The decision resulted in a gain to the Company of approximately $122,000 in fiscal 1997.

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

                         (e) James Barnes and Prudence Barnes, two former officers of a subsidiary of the Company, have brought suit in the State District Court, Clark County, Nevada, against the Company in connection with their employment termination in June 1995. No specific amount of damages has been claimed; however, the plaintiffs have informally indicated that they would entertain a settlement offer of between $250,000 and $350,000. The Company intends to vigorously defend itself in this matter.

                         (f) In March 1996, PDC, a Minnesota limited liability company, and two of its officers filed suit against the Company and Harrah's Entertainment and Monarch Casinos, in the Fourth Judicial District Court of Minnesota, and in Michigan, which venue was later dropped, alleging defamation, violation of the Lanham Act, violation of the Michigan Consumer Protection Act, tortuous interference with its business relations and prospective economic advantage, as well as false light invasion of privacy in connection with the Pokagon Indian Gaming Award. Under the Lanham Act, the plaintiffs are claiming a right to treble damages. The plaintiff seeks compensatory damages and has not claimed a specific amount of damages, but claims such damages exceed $50,000. The plaintiff also seeks recovery of their attorneys' fees. The Company's general liability carrier has taken up the defense of the Company. The Company intends to vigorously defend itself in this matter.

                         (g) On November 13, 1995, Casino Resorts, Inc., a Minnesota corporation, commenced an action in the State District Court for the Fourth Judicial District of Minnesota against Monarch and the Company alleging breach of contract against Monarch and tortuous interference with a contractual business relationship against the Company. The plaintiff seeks compensatory damages and has not claimed a specific amount of damages, but claims such damages exceed $50,000. The plaintiff also seeks reimbursement of costs and expenses. The matter came before the Fourth Judicial District Court of Minnesota, on December 9, 1996, for hearing on motions by the Company

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

                               and Monarch for summary judgement. On January 22, 1997, the Company's motion for summary judgement on plaintiff's claim of tortuous interference was granted and plaintiff's claim against the Company was dismissed. Additionally, Monarch's motion of summary judgement on plaintiff's claim for breach of contract was granted and plaintiff's claim against it was dismissed. Casino Resorts, Inc. filed an appeal with the Minnesota Court of Appeals on May 7, 1997, claiming that there are factual issues, which must be resolved by a jury. In December 1997, the Minnesota Court of Appeals affirmed the decision of the lower court dismissing the plaintiff's claims of tortuous interference against the Company.

                         (h) The Company has received notice that the action of Cunningham, Hamilton, Quiter, P.A. against John J. Pilger (CEO of the Company) in Jackson County Circuit Court, Mississippi originally set in abeyance pending completion of arbitration proceeding, is now reconstituted. Cunningham alleges that the Company owes CHO approximately $40,000 for services rendered in 1994. The Company denies these charges and plans to vigorously defend itself in this matter.

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

19.  SUBSEQUENT EVENT    On December 31, 1997, the Company's former chairman
                         defaulted on repaying the $1,232,000 (principal) of notes receivable due the Company. The Company filed suit against the individual on January 2, 1998. The
                         Company holds 150,000 shares of the Company's stock as collateral. On January 15, 1998, the Company signed an agreement with the individual. Under the agreement, 220,000 additional shares of the Company's stock will be canceled along with the 150,000 shares held at the market price of $1.19 per share. Additionally, the Company and the individual entered into a new note agreement. The new note of $1,196,885, including approximately $143,000 of previously reserved interest, bears interest at 7%, payable on maturity on January 15, 2001. The note is collateralized by the individual's 5% interest in the Company's Pokagon management fee. Solely at the Company's discretion, at any time prior to maturity, the Company can take the collateral as payment in full for the note. Since the individual's ability to pay the note is not known, the Company has provided an impairment reserve for $791,900 which represents the remaining principal balance after stock cancellations. Generally accepted accounting principles do not permit the recording of contingent assets until realized and as the individual's ability to pay the note is not known, the Company has provided an impairment reserve for the $791,900 which represents the remaining principal balance after stock cancellations.

                                                                 Sequentially
Exhibit No.         Description of Exhibit                       Numbered Pages
-------------------------------------------------------------------------------

2.1  Palace Casino Asset Acquisition Agreement (6)

3.1  Restated Articles of Incorporation of the Company, as amended (2)

3.2  Bylaws of the Company, as amended (3)

4.1  $300,000 Convertible Debenture (7)

4.2  $500,000 Convertible Debenture (7)

4.3  Form of Registration Rights Agreement (7)

4.4  Form of Debenture Subscription Agreement (7)

4.5  Common Stock Purchase Warrant (The Gifford Fund, Ltd.) (7)

4.6  Common Stock Purchase Warrant (G.P.S. Fund, Ltd.) (7)

4.7  Common Stock Purchase Warrant (Joseph B. LaRocco) (7)

4.8  Common Stock Purchase Warrant (International Holding Company, Ltd.) (7)

4.9  $1,500,000 Debenture (8)

4.10 Amendment to Convertible Debentures (8)

10.1 Employment Agreement dated May 20,1996 between the Company and John J. Pilger (6)

10.2 Ground Lease dated as of August 11,1993, as amended by the Amendment to Ground Lease dated as of April 5, 1995, between Casino Building Corporation and Grand Casinos, Inc. relating to the site for the Grand Hinckley Inn (5)

10.3 Hotel Development Agreement dated July 23,1993, between the Company and Grand Casinos, Inc. relating to the development of the Grand Hinckley Inn (1)

10.4 Marketing Enhancement and Purchase/Put Option Agreement dated as of August 11, 1993, between the Company, the Corporate Commission and Grand Casinos, Inc. relating to the Grand Hinckley Inn (1)

10.5 Form of Warrant Agreement between the Company and Norwest Bank Minnesota,
     N. A., as  Warrant Agent, dated September 15, 1993 (1)

10.6 Promissory Note dated as of September 15,1993, made by John J. Pilger in favor of the Company (3)

10.7 Contract to Produce Show dated December 28, 1995, between JMJ, Inc., d/b/a Aladdin Hotel & Casino and Country Tonite Enterprises, Inc. relating to the Las Vegas production show (2)

10.8 Agreement for Purchase and Sale of Theatre dated March11, 1994, among the Company, CRC of Branson, Inc. and Ahab of the Ozarks, Inc. relating to the acquisition of the Country Tonite Theatre (2)

10.9 Construction and Term Loan Agreement dated as of April 1,1994, as amended by the Amendment to Construction and Term Loan Agreement dated as of May 1,1994, between Casino Building Corporation and Miller & Schroeder Investments Corporation relating to the construction and financing of the Grand Hinckley Inn (5)

10.10 Promissory Note dated April 5,  1994, made by Casino Building
      Corporation in favor of Miller & Schroeder Investments Corporation in the amount of $3,300,000 (5)

10.11 Mortgage, Security Agreement and Financing Statement dated as of
      April 1, 1994, between Casino Building Corporation and Miller & Schroeder Investments Corporation (5)

10.12 Guaranty Agreement dated April 1, 1994, by the Company in favor of Miller & Schroeder Investments Corporation (5)

10.13 Assignment of Rents and Leases dated as of April 1,1994, as amended by the Amendment to of Rents and Leases dated as of May 1,1994, between Casino Building Corporation and Miller & Schroeder Investments Corporation (5)

10.14 Subordination Agreement dated as of April 1,1994, among the Company, Casino Building Corporation and Miller & Schroeder Investments Corporation (5)

10.15 Loan Purchase Agreement dated April 1, 1994, among the Company, Casino Building Corporation and Miller & Schroeder Investments Corporation (5)

10.16 Assignment dated as of April 1,1994, between Casino Building
      Corporation and Miller & Schroeder Investments Corporation relating to the assignment of the Marketing Enhancement and Purchase/Put Option
      Agreement (5)

10.17 Common Stock Purchase Warrant dated April 5, 1994, granted to Grand Casino, Inc. by the Company with respect to 98,130 shares (5)

10.18 Common Stock Purchase Warrant dated April 19, 1994, granted to Grand Casino Inc. by the Company with respect to 151,870 shares (5)

10.19 Promissory Note dated March 29, 1994, made by Casino Building
      Corporation for $939,739.50 in favor of PDS Financial Corporation relating to the financing of furniture, fixtures and equipment for the Grand Hinckley Hotel (5)

10.20 Security Agreement dated March 29, 1994, between Casino Building Corporation and PDS Financial Corporation (5)

10.21 Guaranty dated March 29, 1994, made by the Company in favor of PDS Financial Corporation (5)

10.22 Debt Subordination Agreement date March 29,1994, among Casino Building Corporation, the Company and PDS Financial Corporation (5)

10.23 Assignment dated March 29, 1994, among Casino Building Corporation, the Company and PDS Financial Corporation (5)

10.24 Biloxi Star Theater Asset Purchase Agreement dated August 18, 1994, among Grand Casinos, Inc., Grand Casinos of Mississippi, Inc.-Biloxi, the Company and Casino Building Corporation of Mississippi, Inc. (2)

10.25 Assignment and Assumption of Ground Sublease and Related Documents dated September 30, 1994, between Casino Building Corporation of Mississippi, Inc. and Grand Casinos Biloxi Theater, Inc. (2)

10.26 Bill of Sale date September 30,1994, between Casino Building Corporation of Mississippi, Inc. and Grand Casinos Biloxi Theater, Inc. (2)

10.27 Assignment of Warranties, Permits, Licenses, Contracts, Service Agreements and other Intangible Rights dated September 30, 1994, between Casino Building Corporation of Mississippi, Inc, and Grand Casinos Biloxi Theater, Inc. (2)

10.28 Indemnification Agreement dated September 30, 1994, among the
      Company, Casino Building Corporation of Mississippi, Inc., Grand Casinos, Inc., Grand Casinos, of Mississippi, Inc.-Biloxi, and Grand Casinos Biloxi Theater, Inc. (2)

10.29 Non-Compete Agreement dated September 30, 1994, among the Company, Casino Building Corporation of Mississippi, Inc., Grand Casinos, Inc., Grand Casinos Biloxi Theater, Inc. and John J. Pilger (2)

10.30 Termination Agreement dated as of September 30, 1994, among the
      Company, Casino Building Corporation of Mississippi, Inc., Grand Casinos, Inc., Grand Casinos of Mississippi, Inc.-Biloxi (2)

10.31 Registration Rights Agreement dated as of September 30, 1994, between the Company and Grand Casinos, Inc. (2)

10.32 Term Loan Agreement dated as of August 18, 1994, between Casino Building Corporation and Grand Casinos, Inc. relating to the line of credit (2)

10.33 Term Note dated as of September 23, 1994, between Casino Building Corporation and Grand Casinos, Inc. (2)

10.34 Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents, dated as of September 23, 1994, made by Casino Building Corporation to Grand Casinos, Inc., securing $1,750,000 Term Note (2)

10.35 Continuing Guaranty (Unlimited) made by the Company in favor of Grand Casinos, Inc. dated as of September 23, 1994, relating to the $1,750,000 Term Note (2)

10.36 Third Party Pledge Agreement dated as of September 23, 1994, made by the Company in favor of Grand Casinos, Inc. and relating to the Term Loan (2)

10.37 Warrant to Purchase Common Stock dated as of September 27, 1994, granted to Grand Casinos, Inc. (2)

10.38 Rights of First Refusal Agreement dated as of September 23,1994, between the Company and Grand Casinos, Inc., with respect to the sale of the Grand Hinckley Inn. (2)

10.39 Stock Purchase Agreement, dated as of December 18, 1992, between Mr. Pilger and Mr. Howarth(1) as amended by First Amendment dated June 2, 1993(5), Second Amendment dated July 2,1993(5), and Third Amendment dated November 30, 1994 (4)

10.40 Settlement Agreement dated as of September, 1994, between the Company and Gerald North (2)

10.41 Settlement Agreement dated December 8, 1994 between the Company and Resource Financial Services (2)

10.42 Agreement dated as of October 15, 1993, between the Company and Kevin
      Kean Company, Inc.(3) as amended by the Amendment dated as of December 15, 1994, relating to Cherokee gaming project (5)

10.43 Management Agreement dated February 1995 between CRC West, Inc. and Hoh Indian Tribe (5)

10.44 Mutual Release dated August 31, 1995, between CRC West, Inc. and Hoh Indian Tribe (5)

10.45 Memorandum of Understanding dated January 10, 1995, between The Promus Companies Incorporated and the Company with respect to the development of certain gaming projects (3)

10.46 Memorandum of Understanding dated January 18, 1995, between Monarch Casinos, Inc. and the Company with respect to the development of certain gaming projects (3)

10.47 Memorandum of Understanding dated March 10, 1995, between the
      Company, the Kevin Kean Company, Inc. and James E. Barnes with respect to the development of certain gaming projects (5)

10.48 Agreement dated May 8, 1995, between Monarch Casinos, Inc. an the Company with respect to the January 18, 1995, Memorandum of Understanding (5)

10.49 Lease Modification Agreement dated August 7, 1995, with respect to the Elkhorn Wisconsin Lease (3)

10.50 Settlement Agreement dated August 7, 1995, between the Company, John
      J. Pilger and Richard A. Howarth, Jr. (3)

10.51 Letter Agreement dated August 22, 1995, relating to extension of maturity date for September 23, 1994 Term Note (3)

10.52 Agreement dated December 1, 1995, between the Company and Kevin M.
      Kean (5)

10.53 Warrant Purchase Agreement and Cherokee Dispute Resolution dated December 1, 1995, between the Company and Kevin M. Kean (5)

10.54 Promissory Notes dated December 1, 1995, made to Kevin M. Kean in favor of the Company (5)

10.55 Promissory Note dated December 31, 1994, between the Company and John
      J. Pilger (6)

10.56 Promissory Note dated October 25, 1995, between the Company and John
      J. Pilger (6)

10.57 Promissory Note dated April 8, 1996 between the Company and John J. Pilger (6)

10.58 Non-Circumvention and Non-Disclosure Agreement dated July 26, 1996, between the Company and Huong "Henry" Le (6)

10.59 Consulting Agreement dated December 6, 1995, between the Company and Monarch Casinos (6)

10.60 Technical Assistance and Consulting Agreement dated June 10,1996, between the Company and Harrah's Southwest Michigan Casino Corporation (6)

10.61 Lease Agreement dated September 4, 1996, between J. MacDonald Burkhart, M.D. and Country Tonite Theatre L.L.C (6)

10.62 Operating Agreement of Country Tonite Theatre, L.L.C. dated September 24, 1996 (6)

10.63 Limited Liability Company Operating Agreement of New Palace Casino, L.L.C. (6)

10.64 Lease Contract dated June, 1996 between the Company and Samara Casino Company (6)

10.65 Consulting Agreement between the Company and Mondhor Ben Hamida (6)

10.66 $800,000 Lyle Berman Family General Partnership Loan Agreement (7)

10.67 $800,000 Promissory Note (7)

10.68 Stock Pledge Agreement (7)

10.69 Mutual Release Agreement (7)

10.70 $1,000,000 SeaMar Ventures, LLC Loan Agreement (7)

10.71 $1,000,000 Term Note (7)

10.72 Guaranty Agreement (7)

10.73 Matt Walker Consulting Agreement (7)

10.74 Tunisia Casino License (7)

10.75 Agreement with Robert and Lawana Low (8)

10.76 Lease for 707 Blenville (8)

10.77 Kevin Kean Settlement Agreement (8)

11.1  Statement Re. Computation of Per Share Earnings (8)

21.1  Subsidiaries of Registrant (8)

23.1  Consent of BDO Seidman, L.L.P. (8)

27.1  Financial Data Schedule (8)


1) Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-66504, declared effective September 15, 1993.

2) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended September 30, 1994, filed on January 12, 1995.

3) Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-90114, originally declared effective May 5,1995.

4) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended September 30, 1995, filed on January 16, 1996.

5) Incorporated by reference to the Company's Registration Form S-3, File No. 33-31534, originally declared effective February 29,1996.

6) Incorporated by reference to the Company's Form 10-KSB, as amended for the fiscal year ended September 30, 1996, filed on June 9, 1997.

7) Incorporated by reference to the Company's Registration Statement on Form S-3, as amended, File 333-37267, filed on November 19, 1997.

8)   Filed herewith.