Form 10-Q
period 1997-12-31
CASINO RESOURCE CORP
filed 1998-02-17
CIK 899778

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                                    Form 10-QSB

                                     (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

As of February 6, 1998, 9,868,464 Shares of Common Stock and 2,760,000 of Redeemable Class A Warrants of the Company were outstanding.

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
                                   (In thousands)

ASSETS                                          December 31,  September 30,
                                                    1997          1997*
                                                ------------  -------------
Current Assets
     Cash and cash equivalents                        $1,568       $3,097
     Accounts receivable, net                            497          531
     Inventory                                           249          298
     Prepaid expenses                                    851        1,124
                                                ------------  -----------
Total Current Assets                                   3,165        5,050
                                                ------------  -----------
                                                ------------  -----------
Property and Equipment                                20,920       19,901
     Less accumulated depreciation                    (4,013)      (3,670
                                                ------------  -----------
Net Property and Equipment                            16,907       16,231
                                                ------------  -----------
Other Assets
     Related parties assets                              681          754
     Deferred development cost                         1,285        1,230
     Intangibles, net                                    539          551
     Note receivable                                     226          221
     Pre-opening and Other                             1,893        2,408
                                                ------------  -----------
Total Other Assets                                     4,624        5,164
                                                ------------  -----------
                                                      24,696       26,445
                                                ------------  -----------
                                                ------------  -----------
LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
     Accounts payable                                   $688       $1,126
     Accrued expenses                                  1,286        1,220
     Line-of-credit and current maturities
         of long-term debt                             2,178        1,174
                                                ------------  -----------
Total Current Liabilities                              4,152        3,520
                                                ------------  -----------
     Long-term debt                                   11,771       13,339
                                                ------------  -----------
Total Liabilities                                     15,923       16,859
Minority Interest in Subsidiary                            -            -
Commitments and Contingencies
Stockholders' Equity
Capital shares                                            99           97
Paid in Capital                                       22,975       22,793
Deficit                                              (14,301)     (13,304)
                                                ------------  -----------
Total Stockholders' Equity                             8,773        9,586
                                                ------------  -----------
                                                     $24,696     $265,445
                                                ------------  -----------
                                                ------------  -----------

*Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.

               CASINO RESOURCE CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND CASH FLOWS
                 FOR THE THREE MONTHS ENDED DECEMBER 31
                              (unaudited)
                  (In thousands, except per share data)

INCOME FROM CONTINUING OPERATIONS                         1997         1996
                                                        -------       ------
     Entertainment revenues                              $3,646       $2,761
     Hospitality revenues                                   860          902
     Gaming revenues                                        536            -
     Operating costs - entertainment                      2,733        1,759
     Operating costs - hospitality                          509          629
     Operating costs - gaming                             1,411            -
     General and administrative expense                     735          489
     Other (expense)                                       (752)        (127)
                                                        -------       ------
NET INCOME (LOSS) BEFORE MINORITY INTEREST               (1,098)         659
MINORITY INTEREST IN NET LOSS OF
CONSOLIDATED SUBSIDIARY                                     101            -
NET INCOME (LOSS)                                       $  (997)      $  659
                                                        -------       ------
                                                        -------       ------
NET INCOME (LOSS) PER COMMON SHARE                      $  (.10)      $  .07
                                                        -------       ------
                                                        -------       ------
Weighted average shares, common stock                 9,893,364    9,934,297
                                                      ---------    ---------
                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                    $(997)        $659
     Adjustments to reconcile net income to net cash
          Depreciation and amortization                     570          284
          Changes in assets and liabilities
          Accounts receivable                                34         (243)
          Prepaid expenses                                  273          171
          Inventory                                          49            4
          Pre-opening and other                             484           (7)
          Accounts payable                                 (438)        (326)
          Accrued expenses                                   66           30
                                                        -------       ------
     Net Cash Provided by (used in) Operating Activities     41          572
CASH FLOWS FROM INVESTING ACTIVITIES
     Increase in restricted cash                              -           (2)
     Purchase of property and equipment                  (1,019)         (50)
     Increase in note receivable                             (5)           -
     Increase in deferred development costs                 (55)        (737)
     (Increase) decrease in due to/from related
        parties - net                                        73           (3)
                                                        -------       ------
     Net Cash Used in Investing Activities               (1,006)        (792)
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock and other
     Payments on line-of-credit and long-term debt         (564)        (259)
                                                        -------       ------
     Net Cash Used In Financing Activities                 (564)        (259)
                                                        -------       ------
     Net Decrease in Cash and Cash Equivalents           (1,529)        (479)
CASH AND CASH EQUIVALENTS
     At beginning of period                               3,097        1,546
                                                        -------       ------
     At end of period                                  $  1,568     $  1,067
                                                        -------       ------
                                                        -------       ------

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

     The results of operations for the three-month period ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2    DEBT

     The Company's debt at December 31, 1997 consists primarily of a first lien mortgage on its Grand Hinckley Inn ($2,450,686); a first lien mortgage on the Country Tonite Theatre ($7,371,292); a debenture with a face value of $1,500,000 bearing a 6% interest rate; a note payable of $1,000,000 with interest at 10% of operating income as defined, of the subsidiary that operates the Tunisian casino; and a note payable of $800,000 with interest at the greater of 20% per annum or 5% of the gross gaming win of the Tunisian casino.

NOTE 3    CAPITAL STOCK

     As a result of an individuals default under a note agreement in January 1998; 220,000 shares of stock previously treated as retired on September 30, 1997 were reinstated retroactively back to October 1, 1997, and the Company took an impairment charge of $260,000.

     Subsequent to December 31, 1997, the Company purchased and retired 24,900 shares of Common Stock in the open market under a stock repurchase plan.

NOTE 4    DEFERRED DEVELOPMENT COSTS

     Deferred development costs consist principally of externally incurred charges related to the Pokagon Indian Gaming award in Indiana and Michigan.

NOTE 5    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash expended during the three months ended December 31, 1998 and 1997 for interest was $493,000 and $276,000, respectively, and income tax payments for the same periods were $22,000 and $74,000, respectively. The Company has federal and state tax loss carryforwards of approximately $11.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

CONSOLIDATED

     The Company's revenues for the three months ended December 31, 1997 were $5,042,000, an increase of $1,379,000 or 38% from the $3,663,000 recorded in the prior year period. Of the increase, $885,000 or 64% was provided by the entertainment segment, the gaming segment provided $535,000 or 39% of the increase while the hospitality segment accounted for a decrease of $42,000.

ENTERTAINMENT
COUNTRY TONITE PRODUCTION SHOW

     Country Tonite Production Show revenues totaled $854,000 (including $581,000 eliminated in consolidation) for the first quarter, an increase of
$308,000 from the comparable fiscal 1997 quarter revenues of $546,000.   The
increase was due to the addition of the Country Tonite show at Pigeon Forge, Tennessee offset by the termination of the Aladdin contract on November 15, 1997. Operating income increased to $170,000 in the first quarter of fiscal 1998 from $118,000 in the comparable prior year quarter (including $581,000 eliminated in consolidation). Operating expenses (including project, general and administrative cost) increased to $684,000 for the three months ended December 31, 1997 from $428,000 in the prior year period. The increase is again the direct result of adding the Pigeon Forge venue.

COUNTRY TONITE THEATRE-BRANSON, MISSOURI

     Paid attendance reached 43% at an average ticket price of $16.72 for the quarter ended December 31, 1997 compared to paid attendance of 47% at an average ticket price of $16.34 for the comparable prior year period. The decrease in paid occupancy was more than offset by an increase in average ticket price and the addition of revenues from the Golden Girls show resulted in increased revenues of $65,000 or 3% from the fiscal 1997 first quarter total of $2,215,000 to $2,280,000 for the first quarter of fiscal 1998. As a result of cost containment efforts by management, operating expenses (including project, general and administrative expenses) decreased $18,000 or 1% to $1,284,000 for the first quarter of fiscal 1998 from $1,302,000 in the first quarter of fiscal 1997. Operating income increased by $83,000 or 9% to $996,000 in the first quarter of fiscal 1998 from $913,000 in the first quarter of fiscal 1997.

COUNTRY TONITE THEATRE-PIGEON FORGE, TENNESSEE

     The Country Tonite Theatre in Pigeon Forge opened for business on March 21, 1997. Revenues for the three months ended December 31, 1997 totaled $1,093,000. Operating expenses for the period totaled $1,346,000 (including $581,000 eliminated in consolidation) generating an operating loss of $253,000 before a minority interest allocation of $101,000. The Company anticipated an operating loss during the initial show season.

HOSPITALITY
GRAND HINCKLEY INN

     For the three months ended December 31, 1997, revenues for the Grand Hinckley Inn totaled $860,000; a decrease of $42,000 from revenues of $902,000 for the three months ended December 31, 1996. The average occupancy rate fell slightly from 76% in the first quarter of fiscal 1997 to 75% in the first quarter of fiscal 1998. The average daily room rate decreased from $60.47 in the first quarter of fiscal 1997 to $54.08 in the first quarter of fiscal 1998. Operating costs totaled $509,000 for the three months ended December 31, 1997 compared to $629,000 for the comparable 1996 period, a decrease of $120,000 or 19%. The revenue decrease was more than offset by the decrease in operating expense resulting in operating income totalling $351,000 for the first quarter of fiscal 1998 compared to $273,000 for the
first quarter of fiscal 1997, a 29% increase.   The decrease in operating
costs was due principally to a decline in windfall profits expense.

GAMING
CASINO CARAIBE

     The Company's first casino operation opened on October 18, 1997 in Sousse, Tunisia. Revenues from Casino Caraibe for the three months ended December 31, 1997 were $535,000. Operating costs totaled $1,411,000 resulting in an operating loss of $876,000. An operating loss was anticipated due to construction and licensing delays that pushed the opening into Tunisia's slowest tourist season and due to the amortization of pre-opening costs over a one year period. Management also anticipates an operating loss for the second quarter of fiscal 1998.

GENERAL AND ADMINISTRATIVE

     The Company's general and administrative expenses aggregated $735,000 in the first quarter of fiscal 1997 compared to $551,000 for the first quarter of fiscal 1996. The increase resulted primarily from higher legal and professional fees and costs associated with the start up of the casino in Tunisia and the theater in Pigeon Forge.

OTHER

     Interest expense totaled $481,000 for the first quarter of fiscal 1998 compared to $267,000 for the first quarter of fiscal 1997. The increase was due to charges from a September 1997 convertible debenture issue and higher levels of indebtedness.

     Other expense for the first quarter of fiscal 1998 includes a $260,000 impairment charge for writeoff of a note receivable from a principal stockholder.

     Other income for the first quarter of fiscal 1997 includes a gain of approximately $122,000 from an arbitration award.

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

PRIVATE SECURITIES LITIGATION ACT OF 1995

     All statements contained herein that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as the introduction of new hotels or renovation of existing hotels in the same markets (such as the new hotel recently constructed adjacent to the casino in Hinckley, Minnesota): failure to find a replacement venue for the Country Tonite Las Vegas Show; changes in travel patterns which could affect demand for the Company's hotel, theatres or casinos; changes in development and operating costs, including labor, construction, land, equipment, and capital costs; general business and economic conditions; political unrest in Tunisia or the region; and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as to due the date made.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $1,529,000 to $1,568,000 at December 31, 1997 from $3,097,000 at September 30, 1997. The Company's principal source of funds during the three months ended December 31, 1997 were funds provided by operations. The Company's principal use of funds during the first quarter of fiscal 1998 consisted of capital expenditures of $1,019,000 and payment on debt totaling $564,000.

     The failure to find a replacement venue for the Company's Country Tonite Show in Las Vegas could have a negative effect on operating income of the Company.

     The opening by the tribe of a 281-room hotel adjacent to the casino will likely create a more competitive market and could have a negative effect on operating income of the Company.

     On January 5, 1998 the Company's Board of Directors authorized a stock buyback program providing for purchase by the Company of up to 400,000 shares of its common stock. Expenditures to repurchase 24,900 shares totaled $31,000 through February 6, 1998.

     At December 31, 1997, the Company had $100,000 available under a line of credit with a bank, which expires in February 1999.

     Subject to the above, because it is the off season for the Company's theatres and casino in Tunisia, the Company may require short term financing until June 1998, the source of which has not been identified.

CAPITAL EXPENDITURES

     Capital expenditures by the Company were $1,019,000 for the three months ended December 31, 1997 compared to $50,000 for the comparable period in the prior year. The increase was attributable to expenditures to complete the Company's casino project in Tunisia.

SEASONALITY

     The Company expects its hotel operations will be affected by seasonal factors, including holidays, weather and travel conditions. The theatre operation in Branson, Missouri, will also be affected by seasonal factors and, in addition, will be closed from mid-December through mid-March. This is also the case with the theatre operation in Pigeon Forge, Tennessee, which will be closed from the first of January through mid-March. This period is historically when theatres like the Company's normally close in Branson and Pigeon Forge.
The casino in Tunisia will also be subject to seasonality with the main tourist season comprised principally of the period from April through October.

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

     James Barnes and Prudence Barnes, two former officers of a subsidiary of the Company, have brought suit in the State District Court, Clark County, Nevada, against the Company in connection with their employment termination in June 1995. No specific amount of damages has been claimed. The Company intends to vigorously defend itself in this matter.

     In March 1996, PDC, a Minnesota limited liability company, and two of its officers filed suit against the Company, Harrah's Entertainment and Monarch Casinos, in the Fourth Judicial District Court of Minnesota, and in Michigan, which venue was later dropped, alleging defamation, violation of the Lanham Act, violation of the Michigan Consumer Protection Act, tortuous interference with its business relations and prospective economic advantage, as well as false light invasion of privacy in connection with the Pokagon Indian Gaming Award. Under the Lanham Act, the plaintiffs are claiming a right to treble damages.
The plaintiff recently indicated that it intends to add Racketeer Influenced and Corrupt Organization (RICO) and Sherman Antitrust Act claims to its complaint under the Sherman Act. The plaintiff seeks compensatory damages and has not claimed a specific amount of damages, but claims such damages exceed $50,000. The plaintiff also seeks recovery of their attorneys' fees. The Company's general liability carrier has taken up the defense of the Company.
The Company intends to vigorously defend itself in this matter.

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

     On December 31, 1997, the Company's former chairman defaulted on repaying the $1,232,000 (principal) of notes receivable due the Company. The Company filed suit against the individual on January 2, 1998. The Company held 150,000 shares of the Company's stock as collateral. On January 15, 1998, the Company signed an agreement with the individual. Under the agreement, 220,000 additional shares of the Company's stock would be canceled along with the 150,000 shares held at the market price of $1.19 per share. The shares to be cancelled were not treated as outstanding as of September 30, 1997. Additionally, the Company and the individual entered into a new note agreement. The new note of $1,196,885, including approximately $143,000 of previously reserved interest, bears interest at 7%, payable on maturity on January 15, 2001. The note is collateralized by the individual's 5% interest in the Company's Pokagon management fee. Solely at the Company's discretion, at any time prior to maturity, the Company can take the collateral as payment in full for the note. Since the individual's ability to pay the note is not known, the Company has provided an impairment reserve for $791,900, which represents the remaining principal balance after stock cancellations. Generally accepted accounting principles do not permit the recording of contingent assets until realized and as the individual's ability to pay the note is not known, the Company provided an impairment reserve of $791,900. In January 1998, this individual failed to deliver the 220,000 shares of stock required under the agreement. Accordingly, the Company recorded an impairment charge in the first quarter of fiscal 1998 of $260,000.

ITEM 2.   EXHIBITS AND REPORTS ON FORM 8-K

          A)   Exhibits

          Exhibit 27 - Financial Data Schedule

          2) The following Forms 8-K have been filed during the three months ended December 31, 1997:

               1) A report on Form 8-K was filed on December 31, 1997 reporting paydown of debt and modification of debt terms.

SIGNATURES
     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

                                   CASINO RESOURCE CORPORATION


Date: February 17, 1997                  s/ John J. Pilger
                                         --------------------------------
                                         John J. Pilger, President & CEO



Date: February 17, 1997                 s/ Maurice P. Gaudet
                                         --------------------------------
                                         Maurice P. Gaudet, Chief Financial
                                         Officer