Form 10QSB
period 1998-03-31
CASINO RESOURCE CORP
filed 1998-05-15
CIK 899778

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549

                                    Form 10-QSB

                                     (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

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

                                    228-872-5558
                            (Issuer's telephone number)


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

As of May 11, 1998, 9,648,464 Shares of Common Stock and 2,760,000 of Redeemable Class A Warrants of the Company were outstanding.

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
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)

                                                         March 31,  September 30,
ASSETS                                                     1998         1997*
                                                                     (restated)
                                                         ---------  -------------
CURRENT ASSETS
Cash and cash equivalents                                 $   535     $  2,878
Accounts receivable, net                                      368          356
Inventory                                                     281          286
Prepaid expenses                                              822        1,088
Net assets of discontinued operation                        2,328        2,607
                                                         ---------  -------------
TOTAL CURRENT ASSETS                                        4,334        7,215
                                                         ---------  -------------
                                                         ---------  -------------

PROPERTY AND EQUIPMENT                                     14,584        13531
Less accumulated depreciation                              (2,895)      (2,371)
                                                         ---------  -------------
NET PROPERTY AND EQUIPMENT                                 11,689       11,160
                                                         ---------  -------------
                                                         ---------  -------------

OTHER ASSETS
Related parties assets                                        713          754
Deferred development cost                                   1,232        1,230
Note receivable                                               232          221
Intangibles, net                                              527          551
Pre-opening and Other                                       1,686        2,386
                                                         ---------  -------------
TOTAL OTHER ASSETS                                          4,390        5,142
                                                         ---------  -------------
                                                           20,413       23,517
                                                         ---------  -------------
                                                         ---------  -------------
LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                              971          831
Accrued expenses                                            1,580          940
Line-of-credit and current maturities of
   long-term debt                                           1,529        1,060
                                                         ---------  -------------
TOTAL CURRENT LIABILITIES                                   4,080        2,831
                                                         ---------  -------------
Long-term debt                                              9,940       11,100
                                                         ---------  -------------
TOTAL LIABILITIES                                          14,020       13,931
                                                         ---------  -------------
                                                         ---------  -------------
Minority Interest in Subsidiary

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Capital shares                                                 97           97
Paid in capital                                            22,585       22,793
Deficit                                                   (16,289)     (13,304)
                                                            6,393        9,586
                                                         ---------  -------------
TOTAL STOCKHOLDERS' EQUITY                                $20,413      $23,517
                                                         ---------  -------------
                                                         ---------  -------------

Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

                    CASINO RESOURCE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND CASH FLOWS
                         FOR THE SIX MONTHS ENDED MARCH 31
                                    (unaudited)
                       (In thousands, except per share data)

                                                             1998         1997
                                                          --------   ------------
                                                                     (as restated)
Entertainment revenues                                      4,174        4,087
Gaming revenues                                             1,076          -
Operating costs - entertainment                             4,053        3,168
Operating costs - gaming                                    2,772          -
General and administrative expenses                         1,484        1,031
Loss on gaming project                                        -            387
Other expense - net                                           593          257
Minority interest in operations of subsidiary                (295)         (31)
Loss from continuing operations                            (3,357)        (725)
Income from discontinued operation                            372          417
Net Loss                                                   (2,985)        (308)
Earnings (Loss) per Common Share
Loss from continuing operations                             (0.34)       (0.07)
Income from operation of discontinued operation              0.04         0.04
Net loss per share                                          (0.30)       (0.03)
Weighted average shares, common stock                   9,846,366    9,988,231

CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                            (3,357)        (725)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED
   BY OPERATING ACTIVITIES
Depreciation and amortization                               1,364          409
Discount upon conversion of debentures                        157          -
Minority interest in net loss of consolidated subsidiary     (295)         (31)
Abandonment cost - gaming venture                             -            387
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable                                           (12)      (1,128)
Prepaid expenses                                              266         (285)
Other assets                                                 (192)          (6)
Accounts payable                                              140         (186)
Accrued expenses                                              640          106
NET CASH USED IN CONTINUING OPERATIONS ACTIVITIES          (1,289)      (1,459)
INCOME FROM DISCONTINUED OPERATION                            372          417
NET CASH USED IN OPERATING ACTIVITIES                        (917)      (1,042)
CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in net assets of discontinued
 operation                                                    279         (194)
Purchase of property and equipment                         (1,053)         (65)
(Increase) decrease in deferred development costs - net        (2)        (454)
Increase (decrease) in due to/from related parties - net       41          (15)
NET CASH USED IN INVESTING ACTIVITIES                        (735)        (728)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of debentures and draws on line-of-credit            100        1,338
Payments on line-of-credit and long-term debt                (791)        (318)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          (691)       1,020

Net Decrease in Cash and Cash Equivalents                   2,343         (750)

CASH AND CASH EQUIVALENTS
At beginning of period                                      2,878        1,333
At end of period                                              535          583


The accompanying notes are an integral part of these condensed financial statements.

                    CASINO RESOURCE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND CASH FLOWS
                        FOR THE THREE MONTHS ENDED MARCH 31
                                    (unaudited)
                      (In thousands, except per share data)

                                                             1998         1997
                                                            -------  ------------
                                                                     (as restated)

Entertainment revenues                                        526        1,326
Gaming revenues                                               541            -
Operating costs - entertainment                             1,358        1,483
Operating costs - gaming                                    1,361            -
General and administrative expenses                           749          542
Loss on gaming project                                          -          387
Other (income) expense - net                                 (130)         135
Minority interest in operations of subsidiary                (194)         (31)
Loss from continuing operations                            (2,077)      (1,190)
Income from discontinued operation                             89          223
Net Loss                                                   (1,988)        (967)
Earnings (Loss) per Common Share
Loss from continuing operations                             (0.21)       (0.12)
Income from operation of discontinued operation              0.01         0.02
Net loss per share                                          (0.20)       (0.10)
Weighted average shares, common stock                   9,798,324   10,043,364

CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                            (2,077)      (1,190)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED
   BY OPERATING ACTIVITIES
Depreciation and amortization                                 890          225
Minority interest in net loss of consolidated subsidiary     (194)         (31)
Abandonment cost - gaming venture                               -          387
Reserve for impaired receivable                              (260)           -
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable                                           (25)        (957)
Prepaid expenses and inventory                                 (3)        (457)
Other assets                                                 (108)         (85)
Accounts payable                                              220         (126)
Accrued expenses                                              409          (35)
NET CASH USED IN CONTINUING OPERATIONS ACTIVITIES          (1,148)      (2,269)
INCOME FROM DISCONTINUED OPERATION                             89          223
NET CASH USED IN OPERATING ACTIVITIES                      (1,059)      (2,046)
CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in net assets of discontinued
  operation                                                   386          (61)
Purchase of property and equipment                            (35)         (30)
(Increase) decrease in deferred development costs - net        18          283
Increase (decrease) in due to/from related parties - net      (32)          12
NET CASH USED IN INVESTING ACTIVITIES                         337          204

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of debentures and draws on line-of-credit            100        1,438
Payments on line-of-credit and long-term debt                (258)        (131)
NET CASH USED IN FINANCING ACTIVITIES                        (158)       1,307

Net Decrease in Cash and Cash Equivalents                    (880)        (225)

CASH AND CASH EQUIVALENTS
At beginning of period                                      1,415          808
At end of period                                              535          583


The accompanying notes are an integral part of these condensed financial statements.

                    CASINO RESOURCE CORPORATION AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)

NOTE 1    BASIS OF PRESENTATION

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The balance sheet for September 30, 1997 and the statements of operations and cash flows for the six months and three months ended March 31, 1997 have been restated.

     Certain reclassifications of prior period amounts have been made to conform to current period presentation.

     The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2    DEBT

     The Company's debt at March 31, 1998 consists primarily of a first lien mortgage on its Grand Hinckley Inn ($2,382,000) (classified as part of net assets of discontinued operation); a first lien mortgage on the Country Tonite Theatre ($7,306,000); a debenture with a face value of $1,500,000 bearing 6% interest rate; a note payable of $1,000,000 with interest at 10% of operating income as defined, of the subsidiary that operates the Tunisian casino; and a note payable of $800,000 with interest at the greater of 20% per annum or 5% of the gross gaming win of the Tunisian casino and a convertible debenture totaling $400,000 with interest at 13%.

NOTE 3    CAPITAL STOCK

     During the three months ended March 31, 1998, the Company purchased and retired 24,900 shares of common stock in the open market under a stock repurchase plan.

     During the second quarter of fiscal 1998, a previous default under a note agreement was cured, and 220,000 shares of stock were retired. An impairment charge of $260,000 taken in the first quarter of fiscal 1998 was reversed in the second quarter of fiscal 1998.

     The Company is required to maintain a $1.00 bid price, among other requirements (which the company meets), for a continued listing on NASDAQ National Market. The Company's common stock has closed below the $1.00 bid on several occasions during the second quarter and subsequent thereto. If the minimum bid price requirement is not met for a period of thirty consecutive business days, the Company will have ninety days to achieve comlpiance with such requirement.

NOTE 4    DEFERRED DEVELOPMENT COSTS

     Deferred development costs consist principally of externally incurred charges principally related to a casino project in Tunisia and the Pokagon Indian Gaming award in Indiana and Michigan.

NOTE 5    DISCONTINUED OPERATION

     On April 17, 1998, the Company announced that a Letter of Intent was signed with the Mille Lacs Band of Ojibwe Indians to sell the Grand Hinkley Inn for $5,500,000 in cash. Accordingly, the hospitality segment is being classified as a discontinued operation.

NOTE 6    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash expended during the three months ended March 31, 1998 and 1997 for interest was $202,000 and $266,000, respectively. The Company has federal and state tax loss carryforwards of approximately $11.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO SIX MONTHS ENDED MARCH 31, 1997

CONSOLIDATED

     The Company's revenues from continuing operations for the six months ended March 31, 1998 were $5,249,000, an increase of $1,162,000 or 28% from $4,087,000 in the prior year period principally due to the addition of a gaming segment in 1998.

ENTERTAINMENT

COUNTRY TONITE PRODUCTION SHOW

     Country Tonite Production Show revenues totaled $956,000 for the six months ended March 31, 1998 (including $682,000 eliminated in consolidation), a decrease of $495,000 from the comparable fiscal 1997 period revenues of $1,451,000. The decrease is due to the loss of the Aladdin venue in Las Vegas in November, 1997 and a touring show appearing in Biloxi, Mississippi during fiscal 1997 only. Operating income decreased to $38,000 for the six months ended March 31, 1998 (including $682,000 eliminated in consolidation) from $291,000 in the comparable prior year period.

     The Company has not found a venue to replace the Aladdin contract.

     Operating expenses (including project, general and administrative costs) decreased to $918,000 for the six months ended March 31, 1998 from $1,158,000 in the prior year period due principally to the 1997 Biloxi show production expenses and the loss of the Aladdin venue in Las Vegas.

COUNTRY TONITE THEATRE - BRANSON

     The Country Tonite Theatre in Branson reopened on March 9 1998, the beginning of the Branson tourist season. Paid attendance totaled 38% at an average ticket price of $16.87 for the six months ended March 31, 1998 compared to paid attendance of 41% at an average ticket price of $15.94 for the comparable prior year period. Overall, revenues increased $67,000 or 3% from the fiscal 1997 six month total of $2,624,000 to $2,691,000 for the first six months of fiscal 1998 due principally to the addition of the Golden Girls show, which offset a revenue decline for the Country Tonite show.

     Operating expenses (including project, general and administrative expenses) decreased $43,000 or 2% to $1,909,000 for the first six months of fiscal 1998 from $1,952,000 in the first six months of fiscal 1997. Operating income increased by $110,000 or 20% to $782,000 in the first six months of fiscal 1998 from $672,000 in the first six months of fiscal 1997.

COUNTRY TONITE THEATRE-PIGEON FORGE

     The Country Tonite Theatre in Pigeon Forge reopened for business on March 17, 1998. Revenues for the six months ended March 31, 1998 totaled $1,208,000 compared to $82,000 in 1997 as the show opened for the first time in March 1997. Operating expenses for the 1998 period totaled $1,945,000 (including $682,000 eliminated in consolidation) generating an operating loss of $737,000 (before a minority interest elimination of $295,000) compared to the 1997 period where operating expenses totaled $128,000 (including $71,000 eliminated in consolidation) generating an operating loss of $46,000.

GAMING

CASINO CARAIBE

     The Company's first casino operation opened on October 18, 1997 in Sousse, Tunisia. Revenues from Casino Caraibe for the six months ended March 31, 1998 were $1,076,000. Operating costs totaled $2,772,000 resulting in an operating loss of $1,696,000. An operating loss was anticipated due to construction and licensing delays that pushed the opening into Tunisia's slowest tourist season and due to the amortization of pre-opening costs over a one year period. Management also anticipates an operating loss for the fiscal year.

     On February 5, 1997, the Company sold its interest in the Palace Casino back to its joint venture partner. In connection with the sale, the Company's escrow deposit of $400,000 was refunded and, in addition, the Company received proceeds of $1,000,000 for the $1,500,000 debenture. An additional $250,000 is payable without interest in two years. The $250,000 receivable was discounted to an effective interest rate of 10%. A loss of approximately $387,000 was recorded in the six months and three months ended March 31, 1997 relating to the sale of the Company's interest in the Palace.

GENERAL AND ADMINISTRATIVE

     The Company's general and administrative expenses aggregated $1,484,000 for the six months ended March 31, 1998 compared to $1,031,000 for the comparable 1997 period. The increase is due to higher staffing levels due to the Tunisian casino and Pigeon Forge theater and higher legal and professional fees.

OTHER

     Interest expense totaled $654,000 for the six months ended March 31, 1998 compared to $406,000 for the 1997 period. The increase was due to a higher level of indebtedness and charges from a convertible debenture issue in the first quarter of fiscal 1998.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

CONSOLIDATED

     The Company's revenues from continuing operations for the three months ended March 31, 1998 were $1,067,000, a decrease of $259,000 or 20% from revenues of $1,326,000 recorded in the prior year period. The decrease was due principally to the loss of the Aladdin venue offset by revenues from the Company's new gaming segment.

ENTERTAINMENT

COUNTRY TONITE PRODUCTION SHOW

     Country Tonite Production Show revenues totaled $101,000 for the quarter ended March 31, 1998 (including $101,000 eliminated in consolidation), a decrease of $804,000 from the comparable 1997 period revenues of $905,000. Operating costs (including project, general and administrative) decreased to $232,000 for the quarter ended March 31, 1998 from $734,000 in the prior year period. The decrease in revenues and operating costs is the result of the Country Tonite Show appearing at the Biloxi Grand Theatre in 1997 and the loss of the Aladdin venue in November, 1997. Operating income decreased from $174,000 in the quarter ended March 31,1997 (including $71,000 eliminated in consolidation) to an operating loss of $131,000 for the 1998 quarter
(including $101,000 eliminated in consolidation).

COUNTRY TONITE THEATRE - BRANSON

     The Country Tonite Theatre in Branson was closed for the off-season for most of the second quarter, having reopened on March 9, 1998, the beginning of the tourist season in Branson. Revenues for the quarter ended March 31, 1998 totaled $411,000 an increase of $2,000 from the comparable 1997 quarter total of $409,000. Operating costs for the quarter ended March 31, 1998 totaled $625,000 an increase of $4,000 from the comparable 1997 period total of $621,000.

COUNTRY TONITE THEATRE - PIGEON FORGE

     The Country Tonite Theatre in Pigeon Forge reopened for business in March 1998. Revenues totalled $114,000 for the three months ended March 31, 1998 compared to $82,000 for the 1997 period. Operating expenses totalled $599,000 for the three months ended March 31, 1998 compared to $128,000 for the 1997 period. The theatre opened for the first time in March 1997. Operating expenses include amounts eliminated in consolidation totalling $101,000 and $71,000 for the 1998 and 1997 periods, respectively.

GAMING

CASINO CARAIBE

     Revenues for the three months ended totaled $541,000. Operating costs were $1,361,000 resulting in an operating loss of $820,000 for the quarter. An operating loss was due to amortization of pre-opening costs over a one year period and the fact that this period is in Tunisia's slowest tourist season.

GENERAL AND ADMINISTRATIVE

     The Company's general and administrative expenses totaled $749,000 for the three months ended March 31, 1998 compared to $542,000 for the three months ended March 31, 1997. The increase is due principally to higher legal and professional expenses and higher staffing costs resulting from the start-up and support of the Pigeon Forge theatre and Tunisian casino.

OTHER

     Interest expense for the three months ended March 31, 1998 totaled $242,000 compared to $209,000 for the 1997 quarter. The increase is due to a higher level in indebtedness.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $880,000 to $535,000 at March 31, 1998 from $1,415,000 at December 31, 1997.

     The Company's principal use of funds during the second quarter of fiscal 1998 consisted of payments of notes payable and long-term debt totaling $258,000 and capital expenditures of $35,000. In addition, the Company's theaters are closed during the off-season requiring use of cash.


      With the net proceeds from the sale of the Grand Hinckley Inn, (approximately $3,000,000), the Company expects that available cash and cash from future operations will be sufficient to meet the capital expenditures, debt service and working capital requirements of its existing businesses.

      A portion of the proceeds from the sale of the Grand Hinkley Inn will be utilized to retire outstanding indebtedness.

CAPITAL EXPENDITURES

     Capital expenditures by the Company were $35,000 for the three months ended March 31, 1998 compared to $30,000 for the comparable period in the prior year.

SEASONALITY

     The theatre operations in Branson, Missouri and Pigeon Forge, Tennessee, will be affected by seasonal factors and, in addition, will be closed from mid-December through mid-March. This period is historically when theatres like the Company's normally close in Branson and Pigeon Forge. The casino in Tunisia is also subject to seasonal factors as the October to April period is considered the slow tourist season.

IMPACT OF INFLATION

     Management does not believe that inflation has had any significant adverse impact on the Company's financial condition or results of operations for the periods presented. An increase in the rate of inflation could adversely affect the Company's future operations and expansion plans.


PART II  - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company is party to various legal proceedings as described in its
Annual Report on Form 10-KSB for the year ended September 30, 1997.   There have
been no further developments regarding such proceedings during the three months ended March 31, 1998, except as described below.

     James Barnes and Prudence Barnes, two former officers of a subsidiary of the Company, have brought suit in the State District Court, Clark County, Nevada, against the Company in connection with their employment termination in June 1995. No specific amount of damages has been claimed. The Company intends to vigorously defend itself in this matter and is seeking a summary judgement. Trial is scheduled for July, 1998.

     On December 31, 1997, the Company's former chairman defaulted on repaying the $1,232,000 (principal) of notes receivable due the Company. The Company filed suit against the individual on January 2, 1998. The Company held 150,000 shares of the Company's stock as collateral. On January 15, 1998, the Company signed an agreement with the individual. Under the agreement, 220,000 additional shares of the Company's stock would be canceled along with the 150,000 shares held at the market price of $1.19 per share. The shares to be cancelled were not treated as outstanding as of September 30, 1997. Additionally, the Company and the individual entered into a new note agreement. The new note of $1,196,885, including approximately $143,000 of previously reserved interest, bears interest at 7%, payable on maturity on January 15, 2001. The note is collateralized by the individual's 5% interest in the Company's Pokagon management fee. Solely at the Company's discretion, at any time prior to maturity, the Company can take the collateral as payment in full for the note. Since the individual's ability to pay the note is not known, the Company has provided an impairment reserve for $791,900, which represents the remaining principal balance after stock cancellations. Generally accepted accounting principles do not permit the recording of contingent assets until realized and as the individual's ability to pay the note is not known, the Company provided an impairment reserve of $791,900. In January 1998, this individual failed to deliver the 220,000 shares of stock required under the agreement. Accordingly, the Company recorded an impairment charge in the first quarter of fiscal 1998 of $260,000. In the second quarter of fiscal 1998, the default was cured and the impairment charge of $260,000 was reversed.

ITEM 2.   EXHIBITS AND REPORTS ON FORM 8-K

       A) Exhibits

          Exhibit 10.91 - Employment Agreement

          Exhibit 10.92 - Amendment to Employment Agreement

          Exhibit 27    - Financial Data Schedule

       B) The following Forms 8-K have been filed during the three months ended March 31, 1998:

                 1) 8-K filed on February 17, 1998 announcing the resignation of a director and the appointment of a new director.

SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

                              CASINO RESOURCE CORPORATION
Date: May 15, 1998            s/ John J. Pilger
                              ------------------

                              John J. Pilger, President & CEO


Date: May 15, 1998            s/ Maurice P. Gaudet
                              --------------------

                              Maurice P. Gaudet, Chief Financial Officer