Form 10QSB
period 1998-06-30
CASINO RESOURCE CORP
filed 1998-08-14
CIK 899778

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  Form 10-QSB

                                   (Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

As of August 5, 1998, 9,589,114 Shares of Common Stock and 2,760,000 of Redeemable Class A Warrants of the Company were outstanding.

                           INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB


PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 5    Other Information

     Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                           PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                 CASINO RESOURCE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                                      June 30,            September 30,
          ASSETS                                        1998                  1997*
Current Assets
Cash and cash equivalents                             $ 2,747                $ 2,878
Accounts receivable-net                                   252                    356
Inventory                                                 336                    286
Prepaid expenses                                          476                  1,088
Net assets of discontinued operation                        -                  2,607
                                                      -------                -------
Total Current Assets                                    3,811                  7,215
                                                      -------                -------
Property and Equipment                                 14,385                 13,531
Less accumulated depreciation                          (3,170)                (2,371)
                                                      -------                -------
Net Property and Equipment                             11,215                 11,160
                                                      -------                -------
Other Assets
Related parties assets                                    599                    754
Deferred development cost                               1,236                  1,230
Note receivable                                           237                    221
Intangibles, net                                          515                    551
Pre-opening and Other                                   1,648                  2,386
                                                      -------                -------
Total Other Assets                                      4,235                  5,142
                                                      -------                -------
                                                      $19,261                $23,517
                                                      -------                -------
                                                      -------                -------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                      $   726                $   831
Accrued expenses                                        1,158                    940
Line-of-credit and current maturities of
 long-term debt                                         9,441                  1,060
                                                      -------                -------
Total Current Liabilities                              11,325                  2,831

Long-term debt                                          1,080                 11,100
                                                      -------                -------
Total Liabilities                                      12,405                 13,931

Minority Interest in Subsidiary                             -                      -

Commitments and Contingencies

Stockholders' Equity
Capital shares                                             96                     97
Paid in Capital                                        22,669                 22,793
Deficit                                               (15,909)               (13,304)
                                                      -------                -------
Total Stockholders' Equity                              6,856                  9,586
                                                      -------                -------
                                                      $19,261                $23,517
                                                      -------                -------
                                                      -------                -------

*Condensed from restated audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

                    CASINO RESOURCE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND CASH FLOWS
                         FOR THE NINE MONTHS ENDED JUNE 30
                                    (unaudited)
                       (In thousands, except per share data)

                                                           1998                   1997
                                                                              (as restated)
Entertainment revenues                                  $    6,836             $     7,722
Gaming revenues                                              2,160                       -
Operating costs - entertainment                              6,074                   6,188
Operating costs - gaming                                     4,383                       -
General and administrative expenses                          1,996                   1,452
Loss on gaming project                                           -                     404
Other expense-net                                              812                     539
Minority interest in operations of subsidiary                 (313)                   (175)
                                                        ----------             -----------
Loss from continuing operations                         $   (3,956)            $      (686)
Income from  discontinued operation                            697                     649
Gain on sale of discontinued operation                         654                       -
                                                        ----------             -----------
                                                        ----------             -----------
Net loss                                                    (2,605)                    (37)

Earnings(Loss) per Common Share:
Loss from continuing operations                              (0.40)                  (0.06)
Income from discontinued operation                            0.14                    0.06
                                                        ----------             -----------
                                                        ----------             -----------
Net Income(loss) per share                                   (0.26)                   0.00

Weighted average shares, common stock                    9,797,036              10,006,609
                                                        ----------             -----------
                                                        ----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss from continuing operations                     $   (3,956)            $      (686)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization                                2,040                     571
Minority Interest in subsidiary                               (313)                   (175)
Discount upon conversion of debentures
Changes in assets and liabilities
Accounts receivable                                            104                    (256)
Prepaid expenses and inventory                                 561                    (192)
Other                                                         (251)                   (155)
Accounts payable                                              (105)                   (526)
Accrued expenses                                               218                     183
                                                        ----------             -----------
Net Cash Used In Continuing
 Operating Activities                                       (1,702)                 (1,236)
Income From Discontinued Operations                          1,351                     649
                                                        ----------             -----------
Net Cash Used In Operating Activities                         (351)                   (587)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in restricted cash                                      -                     339
Decreases in net assets of discontinued Operations           2,604                     114
Increase in minority interest                                    -                     240
Purchase of property and equipment                            (854)                   (689)
Increase in deferred development costs - net                    (6)                   (577)
Repurchases of common stock                                    (40)
(Increase) decrease in due to/from related
 parties-net                                                   155                       4
                                                        ----------             -----------
Net Cash Provided By (Used In) Investing Activities          1,859                    (569)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock
 and other equity transactions                                   -                       -
Issuance of debentures and draws on line
 of credit                                                       -                   1,863
Payments on line-of-credit and long-term
 debt                                                       (1,639)                   (625)
                                                        ----------             -----------

Net Cash Provided By (Used In)
 Financing Activities                                       (1,639)                  1,238
                                                        ----------             -----------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                             (131)                     82

CASH AND CASH EQUIVALENTS
At beginning of period                                       2,878                   1,332
                                                        ----------             -----------
At end of period                                        $    2,747             $     1,414
                                                        ----------             -----------
                                                        ----------             -----------

The accompanying notes are an integral part of these condensed financial statements.

                    CASINO RESOURCE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND CASH FLOWS
                         FOR THE THREE MONTHS ENDED JUNE 30
                                    (unaudited)
                       (In thousands, except per share data)

                                                          1998                   1997
                                                                             (as restated)
Entertainment revenues                                 $    2,662             $     3,635
Gaming revenues                                             1,084                       -
Operating costs - entertainment                             2,021                   3,058
Operating costs - gaming                                    1,612                       -
General and administrative expenses                           511                     421
Other expense-net                                             219                     260
Minority interest in operations of subsidiary                 (18)                   (144)
                                                       ----------             -----------
Income (Loss) from continuing operations                     (599)                     40
Income from operation of discontinued operation               325                     231
Gain on sale of discontinued operation                        654                       -
                                                       ----------             -----------
                                                       ----------             -----------
Net income                                                    380                     271
                                                       ----------             -----------
                                                       ----------             -----------

Weighted average shares, common stock                   9,698,375              10,043,364
                                                       ----------             -----------
                                                       ----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss) from continuing operations                 (599)                     40
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization                                 676                     183
Minority Interest in Subsidiary                               (18)                     40
Changes in assets and liabilities
Accounts receivable                                           252                     873
Prepaid expenses and inventory                                (69)                   (106)
Other                                                         179                    (218)
Accounts payable                                             (245)                   (148)
Accrued expenses                                             (422)                    198
                                                       ----------             -----------
Net Cash Provided by (Used in)
 Operating Activities                                        (246)                    862
Income from Discontinued Operations                           979                     231
                                                       ----------             -----------
Net Cash Provided By (Used In) Operating
 Activities                                                   733                   1,093

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in net assets of discontinued
 Operations                                                 2,328                      (7)
Purchase of property and equipment                             (5)                   (624)
Increase in deferred development
 costs - net                                                   (4)                    123
Repurchase of Common Stock                                     (6)                      -
Decrease in due to/from related
 parties - net                                                114                      19
                                                       ----------             -----------
Net Cash Provided By (Used in)
 Investing Activities                                       2,427                    (489)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and
 other equity transactions                                      -                       -

Issuance of long-term debt and draws on line
 of credit                                                      -                     525
Payments on line-of-credit and long-term
 debt                                                        (948)                   (297)
                                                       ----------             -----------
Net Cash Provided by (Used in)
 Financing Activities                                        (948)                    228
                                                       ----------             -----------
Net Increase in Cash and Cash
 Equivalents                                                2,212                     832



CASH AND CASH EQUIVALENTS
At beginning of period                                        535                     583
                                                       ----------             -----------
At end of period                                       $    2,747             $     1,415
                                                       ----------             -----------
                                                       ----------             -----------

The accompanying notes are an integral part of these condensed financial statements.

                  CASINO RESOURCE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1    BASIS OF PRESENTATION

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The balance sheet for September 30, 1997 and the statements of operations and cash flows for the nine months and three months ended June 30, 1997 have been restated.

     Certain reclassifications of prior period amounts have been made to conform to current period presentation.

     The results of operations for the three-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2    DEBT

          The Company's debt at June 30, 1998 consists primarily of a first lien mortgage on the Country Tonite Theatre ($7,275,000); a debenture with a face value of $1,500,000 bearing a 6% interest rate; a note payable of $1,000,000 with interest at 10% of operating income, as defined, of the subsidiary that operates the Tunisian casino; and a convertible debenture totaling $400,000 with interest at 13%.

NOTE 3    CAPITAL STOCK

     During the three months ended June 30, 1998, the Company purchased and retired 9,350 shares of common stock in the open market under a stock repurchase plan.

     The Company is required to maintain a $1.00 bid price, among other requirements, for a NASDAQ National Market listing. The Company's common stock has closed below the $1.00 bid on several occasions. The Company's stock must close below a $1.00 bid price for thirty consecutive trading days before any action would be required by NASDAQ.

NOTE 4    DEFERRED DEVELOPMENT COSTS

     Deferred development costs consist principally of externally incurred charges principally related to a casino project in Tunisia and the Pokagon Indian Gaming award in Indiana and Michigan.

NOTE 5    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash expended during the nine months ended June 30, 1998 and 1997 for interest was $889,000 and $628,000, respectively. The Company has federal and state tax loss carryforwards of approximately $11.0 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

NINE MONTHS ENDED JUNE 30, 1998 COMPARED TO NINE MONTHS ENDED  JUNE 30, 1997

CONSOLIDATED

     The Company's revenues from continuing operations for the nine months ended June 30, 1998 were $8,996,000, an increase of $1,274,000 or 17% from $7,722,000 in the prior year period. The gaming segment accounted for an increase of $2,160,000 offset by a decline of $886,000 in the entertainment segment caused primarily by the loss of the Las Vegas show venue.

ENTERTAINMENT

COUNTRY TONITE PRODUCTION SHOW

     Country Tonite Production Show revenues totaled $1,518,000 for the nine months ended June 30, 1998 (including $1,243,000 eliminated in consolidation), a decrease of $1,044,000 from the comparable fiscal 1997 period revenues of $2,562,000. The decrease in revenues is due to the loss of the Aladdin Hotel and Casino in Las Vegas, NV in November, 1997 and a touring show which appeared in Biloxi, Mississippi during fiscal 1997 only. Operating income decreased to $199,000 for the nine months ended June 30, 1998 (including $1,243,000 eliminated in consolidation) from $573,000 in the comparable prior year period due to the aforementioned reasons.

     Operating expenses (including project, general and administrative costs) decreased to $1,319,000 for the nine months ended June 30, 1998 from $1,989,000 in the prior year period due principally to the elimination of 1997 Biloxi show production expenses and the loss of the Aladdin venue in Las Vegas.

           To date, management has not found a suitable replacement for the Aladdin contract.

COUNTRY TONITE THEATRE - BRANSON

     The Country Tonite Theatre in Branson reopened on March 9, 1998, the beginning of the Branson tourist season. Paid attendance for the Country Tonite Show totaled 33% at an average ticket price of $16.99 for the nine months ended June 30, 1998 compared to paid attendance of 38% at an average ticket price of $16.87 for the comparable prior year period. Revenues declined $306,000 or 6% from the fiscal 1997 nine month total of $4,709,000 to $4,403,000 for the comparable 1998 period. The decline in attendance in the third quarter is attributed to the absence of the Golden Girls morning show from April to June 1998 and it is management's contention that there is a general shift of tour bus volume from spring to the fall.

     Operating expenses (including project, general and administrative expenses) decreased $351,000 or 11% to $2,960,000 for the first nine months of fiscal 1998 from $3,311,000 in the first nine months of fiscal 1997 principally due to the fact that third quarter of fiscal 1998 did not have a morning show and due to lower staffing costs and other operating efficiencies. Operating income increased by $45,000 or 3% to $1,443,000 in the first nine months of fiscal 1998 from $1,398,000 in the first nine months of fiscal 1997.

COUNTRY TONITE THEATRE-PIGEON FORGE

     The Country Tonite Theatre in Pigeon Forge reopened for business on March 17, 1998. Revenues for the nine months ended June 30, 1998 totaled $2,159,000 compared to $1,074,000 in 1997 as the show opened for the first time in March 1997. Operating expenses for the 1998 period totaled $2,942,000 for the nine months ended June 30, 1998(including $1,243,000 eliminated in consolidation) generating an operating loss of $783,000 before a minority interest allocation of $313,000 compared to the 1997 period where operating expenses totaled $1,511,000 (including $623,000 eliminated in consolidation) generating an operating loss of $438,000 before a minority interest allocation of $175,000. The Company anticipates an overall operating loss for the 1998 fiscal year.

     The Company is negotiating an amendment to the theatre joint venture agreement that will provide for early termination of the agreement by either partner if certain performance criteria are not met.

GAMING

CASINO CARAIBE

     The Company's first casino operation opened on October 18, 1997 in Sousse, Tunisia. Revenues from Casino Caraibe for the nine months ended June 30, 1998 were $2,160,000. Operating costs totaled $4,383,000 resulting in an operating loss of $2,223,000. An operating loss was anticipated due to construction and licensing delays that pushed the opening into Tunisia's slowest tourist season and due to the amortization of pre-opening costs over a one year period. While management has significantly cut operating expenses during 1998, it anticipates an operating loss for the year.

     On February 5, 1997, the Company sold its interest in the Palace Casino back to its joint venture partner. In connection with the sale, the Company's escrow deposit of $400,000 was refunded and, in addition, the Company received proceeds of $1,000,000 for the $1,500,000 debenture. An additional $250,000 is payable without interest in two years. The $250,000 receivable was discounted to an effective interest rate of 10%. A loss of approximately $404,000 was recorded in the nine months and three months ended June 30, 1997 relating to the sale of the Company's interest in the Palace.

GENERAL AND ADMINISTRATIVE

     The Company's general and administrative expenses aggregated $1,996,000 for the nine months ended June 30, 1998 compared to $1,685,000 for the comparable 1997 period. The overall increase is due principally to higher legal and professional costs and costs related to the startup and support of the Company's new ventures.

OTHER

     Interest expense totaled $941,000 for the nine months ended June 30, 1998 compared to $627,000 for the 1997 period. The increase is due to a higher level of indebtedness related to the casino project.

THREE MONTHS ENDED JUNE 30,1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

CONSOLIDATED

     The Company's revenues from continuing operations for the three months ended June 30, 1998 were $3,746,000, an increase of $111,000 or 3% over revenues of $3,635,000 recorded in the fiscal 1997 period. The increase is due principally from the addition of the new gaming segment offset by decreases in the entertainment segment

ENTERTAINMENT

COUNTRY TONITE PRODUCTION SHOW

     Country Tonite Production Show revenues totaled $562,000 for the quarter ended June 30, 1998 (including $561,000 eliminated in consolidation), a decrease of $548,000 from the comparable 1997 period revenues of $1,110,000. Operating costs (including project, general and administrative) decreased to $401,000 for the quarter ended June 30, 1998 from $868,000 in the prior year period. The decrease in revenues and operating costs is the result of the Country Tonite Show appearing at the Biloxi Grand Theatre in 1997 and the closing of the Aladdin Hotel & Casino in November, 1997. Operating income decreased from $242,000 in the quarter ended June 30,1997 to $161,000 for the 1998 quarter (including $561,000 eliminated in consolidation).

COUNTRY TONITE THEATRE - BRANSON

     The Country Tonite Theatre in Branson revenues for the quarter ended June 30, 1998 totaled $1,712,000 a decrease of $372,000 from the comparable 1997 quarter total of $2,084,000 due to a decline in attendance from 34% occupancy in the third quarter of fiscal 1997 to 27% occupancy in the comparable 1998 quarter and a decrease in the average ticket price from $17.38 in the third quarter of fiscal 1997 to $17.28 in the comparable 1998 period. This decline is due to the absence of a morning show from April to June 1998 and it is management's contention that there is a general shift of tour group revenue from spring to fall. Operating costs for the quarter ended June 30, 1998 totaled $1,051,000 a decrease of $308,000 from the comparable 1997 period total of $1,359,000. The Company was able to reduce staffing costs as well as gain other operating efficiencies in addition to not having a morning show in the 1998 quarter.

COUNTRY TONITE THEATRE-PIGEON FORGE

     Revenues for the three months ended June 30, 1998 totaled $951,000 a decrease of $42,000 from the comparable 1997 quarter total of $993,000. Operating expenses totaled $997,000 resulting in an operating loss of $46,000 (including $561,000 eliminated in consolidation) before the minority interest share of the loss ($18,000) compared to operating expenses of $1,383,000 resulting in an operating loss of $390,000 (including $552,000 eliminated in consolidation) before the minority interest share of the loss ($144,000) in the comparable 1997 quarter. The reduction in operating expenses was due to an amendment to the lease agreement providing for changes in rent expense.

GAMING

CASINO CARAIBE

     Revenues for the three months ended totaled $1,084,000. Operating costs was $1,611,000 resulting in an operating loss of $527,000 for the quarter. Revenues for the quarter were negatively impacted by a general decrease in tourism during the later part of the quarter especially in June, 1998.

GENERAL AND ADMINISTRATIVE

     The Company's general and administrative expenses totaled $512,000 for the three months ended June 30, 1998 compared to $421,000 for the three months ended June 30, 1997. The increase is due principally to higher professional and legal expenses.

OTHER

     Interest expense for the three months ended June 30, 1998 totaled $287,000 compared to $222,000 for the 1997 quarter. The increase is due to higher levels of indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased from $535,000 at March 31, 1998 to $2,540,000 at June 30, 1998. In addition to operations,the Company's principal source of funds during the three months ended June 30, 1998 were funds provided by the sale( for $5.5 million) of the Grand Hinckley Inn. The Company's principal use of funds other than operations consisted of debt repayments totaling $942,000 and capital expenditures of $5,000.

           The mortgage note on the Branson theatre matures in April, 1999. The Company is currently reviewing refinancing alternatives.

           On August 11, 1998, the Company amended its 13% convertible debenture agreement to provide for an immediate $250,000 payment ($171,674 principal) with the remaining principal balance plus interest payable in four equal installments, in cash or stock at the Company's discretion, beginning January, 1999.

CAPITAL EXPENDITURES

     Capital expenditures by the Company were $5,000 for the three months ended June 30, 1998 compared to $638,000 for the comparable period in the prior year. The decrease was principally attributable to purchases of gaming equipment for the Company's casino in Tunisia in 1997.

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

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     All statements contained herein that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, failure to find a replacement venue for the Country Tonite Las Vegas Show; changes in travel patterns which could affect demand for the Company's , theaters or casino; changes in development and operating costs, including labor, construction, land, equipment, and capital costs; general business and economic conditions; political unrest in Tunisia or the region; and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as to the date made.

SEASONALITY

     The theatre operations in Branson, Missouri and Pigeon Forge, Tennessee, will also be affected by seasonal factors. The Branson theatre will close on December 19, 1998 and the Pigeon Forge theatre will close on January 1, 1999. This period is historically when theatres like the Company's normally close in Branson and Pigeon Forge. The theatres reopen in March. The casino in Tunisia is also subject to seasonal factors as the October to April period is considered the slowest.

IMPACT OF INFLATION

     Management does not believe that inflation has had any significant adverse impact on the Company's financial condition or results of operations for the periods presented. An increase in the rate of inflation could adversely affect the Company's future operations and expansion plans.


PART II  - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company is party to various legal proceedings as described in its
Annual Report on Form 10-KSB for the year ended September 30, 1997.   There
have been no further developments regarding such proceedings during the three months ended June 30, 1998, except as described below.

     James Barnes and Prudence Barnes, two former officers of a subsidiary of the Company, have brought suit in the State District Court, Clark County, Nevada, against the Company in connection with their employment termination in June 1995. No specific amount of damages has been claimed. The Company intends to vigorously defend itself in this matter and is seeking a summary judgement. Trial is scheduled for January, 1999.

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

ITEM 5.   OTHER INFORMATION

       The deadline date for receipt of shareholder proposals for inclusion in management's proxy statement for the 1999 annual meeting of stockholders is September 30, 1998. The deadline date for giving notice to the Company of an intention to present a Non-Rule 14(a)-8 shareholder proposal at the 1999 Annual Meeting of Stockholders is March 13, 1999.

       The Company does not anticipate that year 2000 compliance issues will materially affect its operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A)   Exhibits

          Exhibit 27 - Financial Data Schedule

     B) The following Forms 8-K have been filed during the three months ended June 30, 1998:

          1) 8-K filed on June 30, 1998 reporting the sale of the Grand Hinckley Inn

                                     SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

                              CASINO RESOURCE CORPORATION

Date: August 14, 1998              s/ John J. Pilger
                                   -----------------
                                   John J. Pilger, President & CEO



Date: August 14, 1998              s/ Maurice P. Gaudet
                                   --------------------
                                   Maurice P. Gaudet, Chief Financial Officer