Form 10KSB40
period 1998-09-30
CASINO RESOURCE CORP
filed 1999-01-13
CIK 899778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

                  For the fiscal year ended September 30, 1998

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

         Check whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         The Company's revenues for the fiscal year ended September 30, 1998 were $3,305,396.

         As of December 29, 1998, 9,482,349 shares of Common Stock were outstanding, and the aggregate market value of such Common Stock (based upon the last reported sale price on the NASDAQ National Market), excluding outstanding shares beneficially owned by affiliates was approximately $4,551,573.

         Transitional Small Business Disclosure Format (Check one):
Yes ____; No _X_

                                     PART I


ITEM 1.  BUSINESS

Recent Developments

         During fiscal 1998, the Company in a continuing effort to fulfill its long term strategy to increase shareholder value, determined that the best way to meet this goal was to change the focus of the Company's business. As part of this effort, the Company took a number of actions. First, the Company sold the Grand Hinckley Inn in June 1998, to the Mille Lacs Band of the Ojibwe Indians. The selling price was $5.4 million.

         Second,  the Company  entered  into an asset  purchase  agreement  (the
"Agreement") with On Stage Entertainment, Inc. ("On Stage"), to sell substantially all of the Company's assets relating to the Country Tonite Theater in Branson, Missouri, and the production show, Country Tonite. The purchase price is $13.8 million, of which $12.5 million is payable in cash and the balance payable by 9.5% subordinated note. The Agreement is subject to, among other things, On Stage's obtaining financing of the purchase price and approval of the sales transaction by a majority of the shareholders of On Stage and the Company.

         Third, the Company and Burkhart Venture, LLC entered into an agreement, whereby Burkhart Venture, LLC would acquire the Company's 60% ownership in Country Tonite Theatre, LLC for $20,000. Because of these transactions the entertainment segment and hospitality segment have been considered discontinued operations in the consolidated financial statements. See "Item 7. Financial Statements and Supplementary Data."

         Fourth, and finally, the Company entered into a Letter of Intent with a standstill component, with Mark McKenny, an Arkansas business man, to build a state of the art spring water bottling plant. If the transaction is completed, the Company will receive 60% of the equity for a minimum investment of $5 million. The parties expect to spend $27 million on the facility. The agreement is contingent upon, among other things, (i) completion by the Company of a full legal and business due diligence examination; and (ii) the Company's obtaining debt and equity financing in the amount of not less than $25 million.

         Upon the sale of the entertainment division assets, the Company will still have its casino in Tunisia, North Africa, however the Company will have no other entertainment assets. The following information provides historic background information on the Company's businesses prior to the sale of the Grand Hinckley Inn and the proposed sale of the entertainment segment.


General

         The Company was organized in 1969. In 1987, the Company merged into an inactive public corporation, and in 1993, it changed its name to Casino Resource Corporation. Prior to 1987, the Company engaged in various business activities unrelated to its current or proposed businesses. Between 1987 and 1991, the Company's primary business was owning and managing recreational vehicle resorts, and providing related direct marketing services. The Company sold its capital-intensive camp resort properties from 1988 through 1991, and began offering direct marketing services to the recreational real estate industry. The marketing services provided were primarily focused toward timeshare and camp resort developments and, eventually, to the casino industry. The Company sold its timeshare and camp resort direct marketing business in May 1994, and directed its focus to the hospitality and entertainment industry in both gaming and high tourist areas, and to the emerging gaming industry.

         The Company entered the hospitality and entertainment industries by acquiring or developing five businesses. In March 1994, the Company purchased a musical production company, which staged an award-winning show at the Aladdin Hotel in Las Vegas, Nevada, but which closed on November 15, 1997, with the closing of the Aladdin Hotel. Also in March 1994, the Company purchased its
"Country Tonite Theatre" in Branson, Missouri. In May 1994, the Company completed construction of and opened its 154 room hotel, "Grand Hinckley Inn," on 7.5 acres of leased land in northern Minnesota adjacent to the Grand Casino Hinckley, an Indian gaming facility currently operated by Grand Casinos, Inc. ("Grand Casinos"). This facility was sold to the Mille Lacs Band of the Ojibwe Indians in June 1998. Also, in May 1994, the Company opened the Biloxi Star Theatre, a 1,900 seat deluxe theater in Biloxi, Mississippi, which was subsequently sold to Grand Casinos in September 1994. In March 1997, a third venue for the Country Tonite Show opened in Pigeon Forge, Tennessee. The Country Tonite Theatre, LLC (CTT), a joint venture between the Company and Burkhart Ventures, LLC, presents the Country Tonite Show in a 1,500-seat, state-of-the-art theatre in Pigeon Forge, Tennessee. The Company's operating manager was the 60% owner of the joint venture. The Company's 60% interest was sold to Burkhart Ventures, LLC, effective December 31, 1998. In April 1997, the Branson Theatre added a second show "The Golden Girls," in a joint venture with Greg Thompson Productions, and on October 18, 1997, the Company, through its 85% owned subsidiary, CRC of Tunisie, Inc., opened its casino (Casino Caraibe) in a leased facility in Sousse, Tunisia, North Africa. Additionally, the Country Tonite Show appeared for three weeks at the Sahara Hotel and Casino, in Las Vegas, Nevada, in December 1997.

         The Company had previously entered into a Technical Assistance and Consulting Agreement with Harrah's Entertainment, Inc. ("Harrah's") which provided that, upon the receipt of a compact and regulatory approval, Harrah's was to develop and manage one or more casinos to be funded by Harrah's for the Pokagon Band of Potawatomi Indians in northern Indiana and southwestern Michigan. The Company would have received, upon commencement of operations 21.6% of Harrah's management fee, but was not required to provide any development capital. The Management Agreement between Harrah's and the Band was canceled during fiscal year 1998. The Company asserts that it maintains a Right of First Refusal to develop a casino or casinos with the Pokagon Band of Potawatomi Indians (the "Band"), even though the Band announced that the agreement to develop and manage one or more casinos, to be funded by Harrah's in northern Indiana and southwestern Michigan was terminated.

Hospitality & Entertainment Operations

Grand Hinckley Inn (Hinckley, MN)

         In May 1994, the Company opened its Grand Hinckley Inn on 7.5 acres of leased land located adjacent to the Grand Casino Hinckley, a 46,000 square-foot casino owned by the Mille Lacs Band of Ojibwe Indians (the "tribe") and operated by Grand Casinos near Hinckley, Minnesota. Grand Hinckley Inn was sold to the Mille Lacs Band of Ojibwe Indians, who was lessor of the hotel site, on June 29, 1998, for $5.4 million.

Country Tonite Theatre  (Branson, MO)

         The Company purchased the former Ray Stevens Theatre, now the Country Tonite Theatre (the "Theatre") located at 4080 W. Highway 76, Branson, Missouri 65616 in March 1994, for a purchase price of $10 million. In May 1994, the 2,000-seat theatre began running two shows daily, featuring dancers, singers, comics and other variety acts. The show is produced by the Company's Las Vegas-based subsidiary, Country Tonite Enterprises, Inc. ("CTE"). The Theatre features 38,000 square feet on two floors with an auditorium, a stage area, control booths, dressing rooms, offices, a lounge, a gift shop which offers a wide variety of souvenirs with the Country Tonite theme, and two concession stands. In addition, the Theatre parking lot accommodates 600 cars and 30 buses.

         Branson, Missouri is a popular resort destination for country music lovers from across the nation. Branson is located at the intersection of U. S. Highway 76 and Interstate Highway 65, which connects Branson and Springfield, Missouri. Branson is located approximately 250 miles from St. Louis and 40 miles from Springfield. Its population is approximately 3,000. The city includes over 40 theaters featuring music stars such as Andy Williams, Bobby Vinton and the Osmond family and provides a wide range of family entertainment for all ages. In addition to approximately 20,000 hotel rooms, Branson offers diverse eating, shopping and recreational activities to its approximately 6 million annual visitors (according to Branson Chamber of Commerce), most of whom visit between the months of March and December. Typical visitors to Branson are senior citizens participating in bus tours through Missouri. Families also comprise a large part of Branson's visitors during the summer months and they are drawn to Branson not only by the country music, but also by the additional activities offered in the summer months by the many lakes in the Branson area and the Arkansas Ozarks, another popular tourist destination area only 50 miles from Branson.

         The Company purchased the Theatre for $2 million in cash and a promissory note collateralized by the Theatre for $8 million in principal. The note, with a principal balance of $7,225,037 at September 30, 1998, bears interest at the prime rate plus 1%, with a floor of 7% and a ceiling of 10% (9.5% at September 30, 1998), and matures on October 1, 1999. The note is payable in monthly installments of principal and interest of $74,002, with a final payment of approximately $7 million. If the Company retires the mortgage on or before May 1, 1999, the Company will be given a $300,000 discount.

         The Theatre attracts "walk-up" patrons (approximately 85% of total sales), both through local media advertising and "word-of-mouth," and markets to pre-arranged bus tours (approximately 15% of total sales). The number of competing theaters and number of shows could attract ticket buyers away from the Company's theatre. Also, other area tourist attractions could limit the growth or even decrease ticket sales. In addition, other geographic areas are currently actively seeking to increase their tourist bases, which could, at some point, negatively impact the number of annual visitors to Branson. The Country Tonite Show playing at the Company's theatre, while having won major awards could be duplicated by a competing theatre with possible adverse consequences to the Company.

         The Company entered into the Agreement to sell substantially all of the Company's assets relating to the Country Tonite Theatre in Branson, Missouri, and the production show Country Tonite to On Stage Entertainment, Inc., a Nevada corporation (NASDAQ: ONST), ("On Stage"), for $13.8 million, of which $12.5 million is payable in cash, and the balance of which is payable by delivery of a two year subordinated 9.5% note in the amount of $1.3 million. Included in the assets subject to the Agreement is the Branson Theatre. A portion of the proceeds from the proposed sale will be used to retire the mortgage on the Theatre. Consummation of the sale is subject to, among other things, On Stage's obtaining acceptable financing of the purchase price and approval of the sales transaction by a majority of the shareholders of On Stage and the Company.

Country Tonite Production Show (Las Vegas, NV)

         CTE, the Company's musical production subsidiary based in Las Vegas, Nevada, was acquired in March 1994. The production show involves a country and western theme (the "Show"), and played at the 1,100 room Aladdin Hotel and Casino ("Aladdin") located on the "strip" in Las Vegas from 1992 until November 15, 1997, when the Aladdin Hotel closed for renovations. CTE, which produces the Show, received the CMAA award as well as "Best Television Program in Nevada," "Electronic Media Award 1994," and "Recording of the Year." In 1997, the Show was awarded the "International Country Music Live Show of the Year," and Jack Pilger, the Company's Chief Executive Officer, was awarded "International Producer of the Year," and inducted into the Country Music Organizations of America Hall of Fame. Casts of the Country Tonite show perform at the Country Tonite Theatre in Branson, Missouri and Pigeon Forge, Tennessee.

         While the Company has been provided opportunities to present the Country Tonite Show in Las Vegas, it has been unsuccessful in securing an attractive financial arrangement to offset the cost to produce show in Las Vegas since January 1998. The production show is included in assets which are subject to the Agreement.

Country Tonite Theatre (Pigeon Forge)

         CRCT, a wholly owned subsidiary of the Company and Burkhart Ventures, LLC formed a joint venture to present the Country Tonite Show in a 1,500-seat state-of-the-art theatre located in Pigeon Forge, Tennessee, which opened on March 21, 1997. CRCT owns 60% of the joint venture and manages the theater. Under the terms of the Operating Agreement, the members contributed $500,000 of operating capital and have advanced $1,416,710 to CTT (the Company's portion of which was $850,000). Theatre revenues increased 52% for fiscal 1998, over fiscal 1997, as 1997 reflects only a six-month seasonal period of operations as compared to a full season's operation during 1998.

         This was a new market for the Company's award-winning Country Tonite Show, and CTT has sustained operating losses its first and second years of operation. There is no assurance that CTT will ever become profitable. Currently, there are approximately nine family oriented musical show theaters operating in the Pigeon Forge area. It is likely that additional theaters will open in the future, and although the Pigeon Forge area draws approximately 12 million tourists annually (according to Pigeon Forge Department of Tourism), there are no assurances that the Pigeon Forge show will ultimately duplicate the success of the Branson show. The theatre competes for the tourist dollar against other theatre venues and other forms of family entertainment in the Pigeon Forge area.

         The Company and Burkhart Venture, LLC entered into an agreement executed November 4, 1998, which terminates the Company's 60% ownership of CTT effective December 31, 1998. Under the terms of the agreement, CRC will continue to manage CTT for a fee of $2,000 per week in season and $1,000 per week during the off-season beginning January 1, 1999, but will have no vested ownership interest in or financial obligation to CTT after December 31, 1998. Burkhart Venture, LLC, representing 100% of the interest of CTT, has contracted with CTE to produce shows for the 1999 calendar season for a fee of $36,000 per week.

Gaming Operations

Tunisia Casino

         The Company, through its 85% owned subsidiary, CRC of Tunisie, S.A., leases and operates a casino in Sousse, Tunisia. The 42,000 square foot casino resort, which opened October 18, 1997, has over 10,000 square feet of gaming space with approximately 281 slot machines and 21 table games. Capital expenditures and pre-opening costs to open the Tunisia Casino totaled approximately $4,500,000 through September 1998.

         The entertainment complex/casino is a freestanding building, which is located on a triangular piece of property in front of the 425-room Hotel Samara, one of three hotels that Samara Casinos Company ("Samara") controls in Sousse. The two other hotels contain 400 total rooms. The site is located on the main street of Sousse in the heart of the tourist center and directly off the beach. The site is approximately 1.5 acres in size. The casino is the first of its kind in the city of Sousse. Three other casinos are open in other Tunisian municipalities at distances of approximately fifty to three hundred miles from Sousse.

         CRC of Tunisie also operates a gourmet restaurant, gift shop and additional food and bar service on the property. The remaining 15% ownership interest in CRC of Tunisie, S.A. is held by Samara who acquired it for nominal consideration as part of the development transaction.

         The Republic of Tunisia is a small country in the northern most part of North Africa and is bordered on the north and east by the Mediterranean Sea, on the southeast by Libya, and on the west by Algeria. It is approximately 62,608 square miles in size or relatively the same size as Illinois. Tunisia is a destination resort known for its beaches. The city of Sousse borders the Mediterranean. Casinos are a new attraction for the tourist trade in Tunisia.

         According to the Ministry of Tourism, the number of tourists visiting Tunisia is estimated to be 4.5 million per year, and the average length of stay for tourists is approximately 6 days. There are approximately 20,000 hotel rooms to rent in the city of Sousse with many more in the outlying areas. The tourist season is May 15 through October. According to the Ministry of Tourism, during this time, the hotel rooms are historically, on average, 80% occupied and the average occupancy rate year-round is 53%. The closest airport to Sousse is approximately 30 minutes away. Tourists are typically bused from the airport to Sousse. The Casino sustained an operating loss its first year of operation which was exacerbated by amortization of pre-opening and start-up expenses. Due to minimal spending per casino patron, gaming revenues were significantly below the Company's expectations.

Pokagon Consulting Agreement

         The Pokagon Band of Potawatomi Indians domiciled in northern Indiana and southwestern Michigan do not have a designated reservation but have been assigned certain service areas in northern Indiana and southwestern Michigan. The Pokagon Band has the right to construct one or more casinos subject to the approval of various regulatory authorities. In May 1996, the Pokagon Band announced the selection of a site in New Buffalo Township for its proposed Michigan service area. Although the Governor of Michigan signed a compact with the Pokagon Tribe in September 1995, the Michigan legislature failed to approve the compact until December 1998.

         Although 13 million people reside within 150 miles of the service areas, the planned casino(s) could encounter significant competition from existing riverboat casinos now operating in Illinois and Indiana. Likewise, there is a possibility that other Native American land-based casinos could be developed, which could provide substantial competition to the Pokagon casino(s).

         In January 1995, the Company and Monarch Casinos, Inc. ("Monarch") executed a Memorandum of Understanding (which was modified in December 1995) whereby the Company acquired Monarch's rights to potential Indian gaming contracts in exchange for shares of the Company's Common Stock, certain financial assistance and a consulting agreement, all as described below. The Company thus acquired Monarch's rights with respect to the potential award of a gaming management contract by the Pokagon Band of Potawatomi Indians, domiciled in northern Indiana and southwestern Michigan, which included a Right of First Refusal on any Pokagon Gaming opportunity.

         Also in January 1995, the Company executed a Memorandum of Understanding with the Promus Companies Incorporated, now known as Harrah's Entertainment, Inc. ("Harrah's"), whereby Harrah's would act on behalf of itself and the Company in seeking the Pokagon award. A Management and Development
Agreement was awarded by the Pokagon band to a subsidiary of Harrah's in September 1995, and final agreements between Harrah's and the Pokagon band were entered into in November and December 1995. The agreements called for Harrah's to provide or cause to be provided loans to finance the construction of one or more casinos in the Pokagon band's service area. The Band was to be responsible for repaying the loans and paying Harrah's a management fee, for each Pokagon casino. On October 18, 1998, the Pokagon Band announced that it had terminated its contract with Harrah's. The Company has asserted that it has a Right of First Refusal in regards to a gaming management contract, separate and apart from the gaming management contract which was the subject of the agreement between the Company and Harrah's, and in turn Harrah's and the Pokagon Band. The Company maintains that while the Harrah's-Pokagon contract may have been terminated, the Right of First Refusal that the Company maintained separately from the agreement with Harrah's reverted back to the Company and with it the right to participate in a gaming management contract with the Pokagon Band.

         Under the Technical Assistance and Consulting Agreement with Harrah's, the Company would have received 21.6% of Harrah's management fee as consulting fees over the term of Harrah's management contract with the Pokagon Band. The Company would have had no obligation to provide Harrah's or the Pokagon Band with any funding. However, to the extent not recouped by Harrah's from the Pokagon Band, the Company would reimburse Harrah's for the Company's share (21.6%) of specified development and licensing costs incurred by Harrah's. Under the Technical Assistance and Consulting Agreement, Harrah's paid the Company a one-time fee of $250,000 (recorded in fiscal 1995 and collected in fiscal 1996) in connection with the signing of the Management and Development Agreement with the Pokagon Band, and a one-time fee of $600,000 as consideration for the relinquishment of any rights or claims to any other business venture of Harrah's and its affiliates, which was payable over five years, commencing with the opening of the first Pokagon casino. In turn, the Company agreed to pay Harrah's, $5,000 per month for a period of 40 months for the administration of the Pokagon contract, commencing with the opening of the first Pokagon casino.

         The Company must, in any event, reconfirm its Right of First Refusal with the Tribe relative to the Company securing its right to participate in a gaming management contract. There are no assurances that the National Indian
Gaming Commission ("NIGC") will approve the agreement which is the subject of the Company's asserted Right of First Refusal, nor is there any guarantee that even if NIGC approves the agreement that the Company will be able to find the appropriate partner to help finance the endeavor, although the Company has opened a dialog with a casino operator in an effort to do so.

         The Company filed suit against Harrah's on September 4, 1998, alleging that Harrah's breached its agreements with the Company and tortuously interfered with the Company's contractual and prospective economic advantage associated with the Pokagon Band of Potawatomi Indians. The suit further alleges that Harrah's withheld vital business information from the Company. Harrah's has moved the court for Summary Judgment against the Company. The Company responded to the motion and plans to vigorously pursue its claim. See "Item 3. Legal Proceedings."

Bottled Water Business

         The Company has entered into a Letter of Intent with a standstill component with Mark McKinney, a Bentonville, Arkansas, businessman, to build a state of the art spring water bottling plant in Bentonville, Arkansas. If the transaction is completed, the Company will receive 60% of the equity in the Bottling Venture in consideration for investing a minimum of $5 million in the bottling plant. The parties expect to spend $27 million on the facility. The agreement is contingent on (i) completion by the Company of a full legal and business due diligence examination; and (ii) obtaining debt and equity financing of not less than $25 million. While the Company is actively attempting to secure the financing needed, no commitment has been obtained at this time.

         The business will lend $1.3 million to Mark McKinney, which will be returned over a 5-year period commencing one year after the first month the Bottling Venture produces water for sale. The principal and interest payments shall not exceed more than 20% of Mark McKinney's cash flow from the Bottling Venture with any deficits being added back to principal. The loan will be secured by Mark McKinney's interest in the venture. During the two years following the closing, Mark

McKinney will only be required to contribute cash to the extent that he has received distributions from the business. The agreement has been amended to reflect an extension of the closing date to April 1999.

         The bottled water management team is comprised of individuals who possess extensive experience in the bottling industry. Mark McKinney, is an entrepreneur with extensive experience dealing in the retail industry with such retailers as Wal-Mart and Certified Grocers. Kevin Talbot slated to be the President of the company came from the Pierre Group of America and has just finished running the largest bottled water plant in the U.S. He was responsible for executing $63 million in capital investments for the Pierre Group. Tom Smith slated to be the Vice President of Operations, has 13 years experience in the bottling industry and was formerly with the Pierre Group of America as a head plant engineer and was responsible for the installation and start up of seven production facilities during his career.

         According to Beverage Industry Statistics, the bottled water business has experienced explosive growth over the last three years; however there is no assurance that this kind of growth can be sustained. Entry into the market at this time with a private label as well as a brand name strategy would allow the business to capitalize on what management believes are bottled water shortages, higher pricing, and an increasing demand by the public for bottled natural spring water. Nevertheless, there are many competitors in the bottled water market, almost all of which have established brand names, and which are better capitalized than the proposed bottling venture. The top ten brands make up approximately 40% of the US market and include Poland Spring, Arrowhead and Evian.

         The water source is from a natural spring, which is located in Bentonville, Arkansas. Water testing to date exceeds EPA and FDA requirements. The water source is protected by impermeable clay. The spring water extraction method is by use of a borehole, which protects the purity of the spring water. Monthly testing has been done on the spring for the past four years and to date there are no indication of contaminates infiltrating the spring source. While consultants have done substantial due diligence on the quality, capacity, and purity of the water source, there are no assurances that the source will provide the volume needed or quality desired.

Employees

         At September 30, 1998, the Company had 13 employees at its headquarters in Ocean Springs, Mississippi; 105 employees at the Country Tonite Theatre in Branson, Missouri (reduced to approximately 6 employees during the off season); 94 employees at the Country Tonite Theatre in Pigeon Forge (reduced to approximately 6 employees during the off season). The entertainers are contracted for the subsequent season between December and February each year as well as 115 employees at Casino Caraibe in Tunisia. The Company has entered into an employment agreement with its CEO, which expires in 1999. See "Item 11. Security Ownership of certain Beneficial Owners and Management." The total cost of the agreement is approximately $375,000. None of the Company's employees is represented by a union, and management considers its labor relations to be good.

Regulation

Regulation and Licensing of Gaming Activity

         The ownership and operation of casinos in the U.S., Tunisia and other gaming jurisdictions is highly regulated. The Company obtained its operating and gaming license in Tunisia and opened the casino on October 18, 1997.

         By the Company's pursuing a management agreement with the Pokagon Band or entering a partnership with another gaming operator to build one or more casinos, the Company will be required to apply for and obtain gaming license applications with the National Gaming Indian Commission ("NIGC"). To date the Company's Chief Executive Officer and Chairman, Mr. Pilger, has been found suitable to hold a gaming license in the State of Mississippi and in Tunisia, North Africa.

Indian Gaming Regulation

         Indian Gaming Regulatory Act and Tribal/State Compacts. Gaming on Indian lands within the United States is authorized by the Indian Gaming Regulatory Act (the "IGRA"), a federal statute enacted in 1988. The Pokagon Band received a signed compact by the Governor in September of 1995, and the state legislature ratified the compact and certain amendments in December 1998.

         The IGRA provides that before tribes can engage in Class III gaming (a residual category of gaming which includes casino style gaming) in a particular state, the tribe must negotiate a "tribal/state compact" with that state to regulate such gaming.

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

Tunisia Gaming Regulation

         The Company's first gaming venture is carried on in Sousse, Tunisia, and is subject to Tunisian laws and regulations affecting the ownership and operation of the casino. Tunisian nationalists are prohibited from gaming in Tunisia. Casino guests are required to present a passport or valid identification for entry into the Casino. Operations outside the U.S. are subject to inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, currency restrictions, difficulty in staffing and managing international operations, language barriers, difficulty in obtaining working permits for employees, limitations on technology transfers, potential adverse tax consequences, and difficulties in operating in a different cultural and legal system. The Casino opened October 18, 1997, and to date has not generated a profit nor can the Company make any assurances that it will generate a profit in the future.

         The Company is required to pay a gaming tax, which is a sliding variable tax with a minimal base of 10% on all revenue derived from tables games. Additionally, the country of Tunisia imposes labor taxes, including social securities and benefits tax; a value-added tax; an entertainment tax; as well as import taxes.

ITEM 2. PROPERTIES

         The Company's owned or leased properties include principally; the casino and theatre complex in Sousse, Tunisia; the Country Tonite Theatres in Branson, Missouri and Pigeon Forge, Tennessee; the Company's executive office in Ocean Springs, Mississippi and a residential property in Ocean Springs, Mississippi. The 2,000-seat Country Tonite Theatre in Branson, Missouri is owned by the Company, including underlying real estate of 10.7 acres. The Branson theatre is included in the assets subject to the Agreement. The 1,500-seat County Tonite Theatre in Pigeon Forge, Tennessee is leased by CTT of which the Company was the majority partner by virtue of its 60% investment (although the interest in CTT and therefore in the Pigeon Forge Theatre was transferred in December 1998). The Company leases, pursuant to a five-year lease, executive office space in Ocean Springs, Mississippi at a rate of $73,500 per annum.

         The Company owns a residence in Ocean Springs, Mississippi, which is rented to a principal of Monarch at a below-market rate. The lease is in default. See "Item 3. Legal Proceedings."

         The Company leases a 42,000 square foot casino resort in Tunisia pursuant to a three-year lease (with two, three-year renewal options) providing for an adjusted base rent of 480,000 dinars, which is approximately $436,360 at the current exchange rate, plus value added taxes. (In addition, a scaled variable rental fee is incurred when gross gaming revenues exceed 125,000 dinars monthly.) The Company also pays rent on the Casino Theatre at the rate of two dinars (equivalent to $1.80 US) per paying customer.

         Finally, the Company owns several small lots and real estate parcels in Wisconsin, which it is attempting to sell. Proceeds, if any, from the sale are not expected to be material.

         All of the assets of Grand Hinckley Inn were sold to the Mille Lacs Band of Ojibwe Indians on June 29, 1998 for $5,400,000.

         The Company had guaranteed rent payments to the minority member of CTT, who is lessor of the Pigeon Forge Theatre facility. Rent guarantees terminated December 31, 1998, under a sale agreement entered into between the Company and Burkhart Ventures, LLC on November 4, 1998.

ITEM 3. LEGAL PROCEEDINGS

         In 1995, a suit was brought against the Company in the Federal District Court of New Jersey, which venue was later transferred to the Federal District Court for Southern Mississippi. Plaintiff (Gelb Productions, Inc, a New Jersey corporation) asserted it had a contract with the Company to provide eight professional boxing events at the Company's former Biloxi Star Theatre. The complaint was thereafter amended by plaintiff to reflect additional allegations that defendant tortuously harmed plaintiff's business reputation and maliciously interfered with existing and prospective economic relationships. Settlement was reached with the plaintiff in December 1997, for $100,000 plus attorney's fees and expenses, totaling $81,726.24 which was satisfied in November 1998, and all claims were dismissed with prejudice.

         The Company commenced an arbitration action in November 1994, with the Arbitration Association in Minneapolis, Minnesota, against Cunningham Hamilton Quiter, P.A. (CHQ), the architect the Company retained in connection with the construction of the Biloxi theater. On December 30, 1994, the architectural firm commenced a suit in a Mississippi state court seeking a foreclosure on a mechanics' lien it had filed on the Biloxi theater project in the amount of approximately $321,000, which sum the Company escrowed. On December 26, 1996, the Arbitration Association announced the Company was entitled to an award of approximately $142,000, which sum was a portion of the previously escrowed $321,000. The decision resulted in a gain to the Company of approximately $122,000 in fiscal 1997.

         The Company has received notice that the action of CHQ against John J. Pilger (CEO of the Company) in Jackson County Circuit Court, Mississippi originally set in abeyance pending completion of arbitration proceeding, is now reconstituted. Cunningham alleges that Mr. Pilger and the Company owes CHQ approximately $40,000 for services rendered in 1994. The Company and Mr. Pilger deny these charges and plan to vigorously defend themselves in this matter.

         James Barnes and Prudence Barnes, two former officers of a subsidiary of the Company, have brought suit in State District Court, Clark County, Nevada, against the Company in connection with their employment termination in June 1995. The Barnes have alleged the Company breached their contracts based on the termination of the Barnes employment; intentional misrepresentation; and a breach of contract based on the untimely registration of their stock. No specific amount of damages has been claimed, however the plaintiffs have informally indicated that they would entertain a settlement offer of between $250,000 and $350,000. The Company intends to vigorously defend itself in this matter.

         In March 1996, PDC, a Minnesota limited liability company and two of its officers filed suit against the Company, Harrah's Entertainment and Monarch Casinos, in the Fourth Judicial District Court of Minnesota and in Michigan, which venue was later dropped, alleging defamation, violation of the Lanham Act, violation of the Michigan Consumer Protection Act, tortuous interference with its business relations and prospective economic advantage, as well as false light invasion of privacy in connection with the Pokagon Indian Gaming Award. The suit was dismissed with prejudice and a judgment of dismissal entered on September 1, 1998 in the Fourth District Court, State of Minnesota.

         On December  31,  1997,  the  Company's  former  chairman,  Kevin Kean, defaulted on repaying the $1,232,000 (principal) of notes receivable due the Company. The Company held 150,000 shares of the Company's stock as collateral for the notes. On January 15, 1998, the Company signed an agreement with Mr. Kean, under which 220,000 additional shares of the Company's stock owned by Mr. Kean were canceled along with the 150,000 collateral shares held (at the market price of $1.19 per share) and the notes could be reduced by $252,570 in the aggregate. Additionally, the Company and Mr. Kean entered into a new note agreement. The new note of $1,196,885, including approximately $143,000 of previously reserved interest, bears interest at 7%, and matures on January 15, 2001. The note is collateralized by a security interest in Mr. Kean's 5% interest in the Company's Pokagon management fee. Solely at the Company's discretion, at any time prior to maturity, the Company can take the collateral as payment in full for the note. Because Mr. Kean's ability to pay the note is not known, the Company has provided an impairment reserve for $791,900, which represents the remaining principal balance after stock cancellations.

         The Company initiated a civil suit against Harrah's on September 4, 1998, in Federal District Court for the District of Minnesota. The Company alleges that Harrah's breached the Technical Assistance and Consulting Agreement and tortuously interfered with the Company's contractual and prospective economic advantage associated with the Pokagon Band of Potowatomi Indians. The suit further alleges that Harrah's withheld vital business information from the Company. Harrah's has filed a motion to dismiss based on denial that Harrah's is a proper party to the lawsuit and that the Technical Assistance and Consulting Agreements do not create a partnership or Joint Venture relationship with the Company. The Company filed its response to Harrah's Motion for Summary Judgment in late December 1998. The Company plans to vigorously pursue its claims and seeks a judgment against Harrah's plus interest and legal fees.

         The Company initiated a civil suit against Willard Smith and Monarch Casino, Inc., (Monarch) on December 19, 1998, in the Circuit Court of Jackson, Mississippi. The Company alleges that Mr. Smith and Monarch have breached the terms of the Memorandum of Understanding, Amendment and Modification Agreement, and Consulting Agreement by failing to provide the services required under the terms of the agreements, breaching their obligations of good faith to the Company, and by attempting to secure the termination of the Company's interest in the Pokagon project. The suit further alleges that Mr. Smith has defaulted on his obligations to pay rent and maintain the up-keep of the Company's residential property located at 303 LaSalle Street, Ocean Springs, Mississippi. The Company seeks a judgment against Monarch Casino, Inc. and Willard Smith, plus interest and attorneys' fees for notes due and material breach of agreements; removal of Mr. Smith from the rental property and punitive damages.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1998.

                                     PART II



ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         The Company's common stock is traded on the NASDAQ National Market System under the symbol "CSNR." In addition to the common stock, the Company has publicly traded warrants, each entitling the holder to purchase one share of common stock at an exercise price of $6.75 (the "Warrants"). The Warrants expire on September 15, 1999. The Warrants trade under the symbol "CSNRW." The following table sets forth, for the fiscal periods indicated, the high and low closing prices per share and per warrant as reported by NASDAQ:

                                    Common Stock            Warrants

                                   High       Low        High       Low

FISCAL 1998
           First Quarter          $2.00      $1.06      $0.41      $0.09
           Second Quarter          1.38       0.81       0.19       0.06
           Third Quarter           1.19       0.69       0.13       0.06
           Fourth Quarter          1.13       0.50       0.09       0.03

FISCAL 1997
           First Quarter          $2.23      $1.31      $0.28      $0.13
           Second Quarter          2.45       1.38       0.25       0.13
           Third Quarter           1.97       1.25       0.22       0.09
           Fourth Quarter          2.19       1.19       0.44       0.06

         The Warrants are subject to redemption by the Company for $.05 per Warrant if the closing price of the common stock exceeds $8.50 per share for 20 consecutive trading days, subject to adjustment.

         The Company has received two letters from NASD warning that if the Company does not achieve minimum maintenance requirements under NASD rules the Company's common stock will be delisted from the National Market System. Among other things, the rules require that the publicly held shares have an aggregate market capitalization of at least $5 million, and a minimum bid price per share of $1. The Company satisfies neither requirement. The Company intends to request a NASD hearing, and is actively planning and working to attain the minimum maintenance standards. If the Company's Common Stock is delisted the Warrants will also be delisted. Delisting of securities could have an adverse effect on the common stock or the Warrants. If the Company's common stock is delisted from the NASDAQ National Market System, the Company can seek listing on the NASDAQ "Small Cap" market; however, the Company's common stock must also maintain a minimum bid price of $1 to satisfy the listing requirements for the Small Cap market. If the $1 minimum bid price cannot be maintained, the Company's common stock can trade on the OTC Bulletin Board. Such an occurrence could significantly affect the marketability of the Company's common stock, and subject it to additional requirements under the "Penny Stock" rules of the Securities Exchange Act of 1934.

Holders

         On November 1, 1998, there were approximately 308 record holders of the common stock, and 83 record holders of the warrants. The Company estimates that there are an additional 2,750 shareholders and 400 Warrant holders who own shares or Warrants, respectively, in nominee or street name, at that date.

Sale of Unregistered Securities

         On September 9, 1997, the Company sold $800,000 principal amount of 13% convertible subordinated debentures. The Company redeemed $400,000 principal ($497,000 cash) on December 12, 1997, and $171,674 principal ($250,000 cash)
August 11, 1998. The balance of $228,326 will be paid in cash or stock in four equal installments in January through April 1999.

Dividends

         The Company has not declared or paid any cash dividend during the reporting period and is unlikely to do so in foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Following is management's discussion and analysis of significant factors which have affected the Company's financial position and operating results during the periods reflected in the accompanying consolidated financial statements.

CONSOLIDATED

         The Company's revenues from operations were $3,305,396. Because the Company carries its hospitality and entertainment assets as discontinued operations, all of these revenues are attributable to the Company's gaming operations; and because the Tunisia casino was not in operation in fiscal year 1997, there were no comparable revenues in that fiscal year.

Continuing Operations

GAMING, TUNISIA

         Revenue generated from October 18, 1997, the date of the Casino opening, was $3,305,396 while operating expenses totaled $7,299,695 including a corporate charge of $424,977, resulting in an operating loss of $3,994,299. The loss was predominantly related to extensive write downs of pre-opening and start-up expenses, which approximated $1.5 million, and significant operating overhead expense incurred during post casino grand opening operations. Management has implemented cost containment measures to decrease general and administrative expenses as an overall percent of revenue. As a result, the Company has reduced its labor expense by 23% from the first quarter compared to the fourth quarter of fiscal 1998 and obtained a 20% reduction in rent expense beginning November 1998.

GENERAL AND ADMINISTRATIVE

         The Company's general and administrative expenses aggregated $2,606,544 in fiscal 1998 (not including a corporate charge to the gaming segment of $424,977) compared to $2,158,811 in fiscal 1997. There were no such allocations in 1997 as the two operating segments have been reflected as discontinued operations. In total general and administrative expenses increased by $872,710. The increase is primarily related to increased professional expenses relating to the casino opening; consulting expenses and higher legal and accounting charges.

INTEREST EXPENSE

         Interest expense totaled $703,677 for fiscal 1998, compared to $242,290 for fiscal 1997. The increase of $461,387 is primarily due to the following:
$144,110 of interest expense on the $800,000 debenture repaid in June 1998 issued in September 1997; $215,872 of interest expense relating to the 13% subordinated convertible debentures issued in September 1997 and $48,595 of interest expense on the Palace Note as the debt was outstanding for all of 1998 as compared to 8 months in 1997.

OTHER

         Interest income as of September 30, 1997 was $195,886 compared to $206,195 for the same period in 1998.

         The Company accumulated $1.9 million dollars in deferred expenses associated with its consulting relationship with Harrah's under its Technical Assistance Agreement. Harrah's had entered into a Management Agreement with the Pokagon Band of Potawatomi to build one or more casinos and under the Technical Assistance Agreement, the Company would have received, upon commencement of operations, approximately 21.6% of Harrah's management fee for its consulting services. The Band announced it had terminated its Management Agreement with Harrah's and therefore the Company has set up an impairment reserve for the entire $1.9 million dollars.

         The loss on gaming projects of $438,321 for fiscal 1997 consists principally of the loss on the sale of the Company's interest in the Palace Casino. The $791,900 impairment reserve represents the outstanding principal on a note receivable due the Company from its former chairman. The individual's ability to pay is not known and accordingly, the Company provided an impairment reserve on the principal balance.

INCOME TAX BENEFIT

         The Company recognized a $2,000,000 income tax benefit in fiscal 1998. The benefit relates to the adjustment of the valuation allowance as it is now more likely than not, that the Company will realize the deferred tax asset upon the sale of its entertainment segment in fiscal 1999.

Discontinued Operations

ENTERTAINMENT

Country Tonite Theatre LLC

         The Country Tonite Show in Pigeon Forge opened on March 21, 1997. Revenues for fiscal 1998 totaled $3,330,777. Operating expenses including project, general and administrative costs and depreciation totaled $4,033,185 (including $1,762,971 eliminated in consolidation) resulting in an operating loss of $702,408 before the minority interest share of the loss ($280,963).
While CTT ticket sales increased from 21.9% of capacity in 1997, to 22.4% of capacity in 1998, the average ticket price decreased from $16.67 in 1997 to $15.57 in 1998, as a result of strong promotional sales at discounted ticket prices. The Company is the operating manager and owns 60% of the CTT, LLC Joint Venture, which has been sold to Burkhart Ventures effective December 31, 1998.

Country Tonite Production Show

         Country Tonite Production show revenues totaled $2,037,669 in fiscal 1998, (including $1,762,971 eliminated in consolidation). Operating income decreased to $238,184 in fiscal 1998, from $936,099 in fiscal l997. Operating expenses (including project, general and administrative costs and depreciation) decreased from $2,934,785 in fiscal 1997, to $1,799,485 in fiscal 1998, or 38.7%, principally as a result of the closing of the Aladdin Hotel in November 1997.

Country Tonite Theatre

         Fiscal 1998 revenue of $6,129,966 decreased $712,983 or 10.4%, from fiscal 1997, revenues of $6,842,949. Paid attendance for the Country Tonite show totaled 31% of capacity in 1998, compared to 38% of capacity in fiscal 1997. Average ticket prices totaled $17.52 in fiscal 1998, compared to $15.43 in fiscal 1997. While the average increased $2.09, the decrease in overall occupancy resulted in a decline in revenues for Country Tonite Theatre. Through cost containment efforts by Company management, operating expenses (including project, general and administrative costs and depreciation) fell $231,203 or 5.2% to $4,195,850 in fiscal 1998, from $4,427,053 in fiscal 1997, which was the result of cut backs in the Golden Girls schedule. Operating income decreased $481,780 or 19.9% to $1,934,116 in fiscal 1998, from $2,415,896 in fiscal 1997.

         The  Company   entered  into  an  Asset  Purchase   Agreement  to  sell
substantially all of the assets used in connection with the operation of the Country Tonite Show to On Stage Entertainment, Inc.

The closing is subject to, among other things, On Stage's obtaining acceptable financing of the purchase price and approval of the sales transaction by a majority of the shareholders of On Stage and the Company. See "Item I. BUSINESS
- Recent Developments"

HOSPITALITY

Grand Hinckley Inn

         Revenues for fiscal 1998 total $2,255,037. Operating income decreased to $809,601 in fiscal 1998 from $1,432,662 in fiscal 1997. The Company reported a 12-month business operation in fiscal 1997 versus a 9-month business operation in 1998 due to sale of the hotel on June 29, 1998 for $5.4 million.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased from $2,254,295 at September 30, 1997 to $1,151,925 at September 30, 1998. During fiscal 1998, the Company sold its Grand Hinckley Inn for $5.4 million. In addition to funds used for expenses incurred during business operations during fiscal 1998, the Company satisfied $1.7 million in debt payments, paid for retirement of 184,050 shares of its common stock and incurred one time pre-opening and start-up expenditures to complete the Casino Caraibe project. Cash and cash equivalents does not reflect any funds from the anticipated sale of the entertainment division.

         On January 2, 1998, the Company's Board of Directors authorized a stock buyback program providing for purchase by the Company of up to 400,000 shares of its common stock. The Company subsequently revised its January 2, 1998 resolution to reflect the purchase of up to 1.4 million shares of the Company's common stock after the closing of the Grand Hinckley Inn purchase, of which it has purchased 188,050 shares through October 30, 1998, for $190,859.48.

         In the 13-month period ending October 31, 1999, the Company will be required to repay or refinance obligations aggregating approximately $8,894,786 in principal amount (plus interest and premium). Three of the obligations, aggregating approximately $1,669,749 in principal amount may be repaid by the Company in cash or common stock. The largest obligation, approximating $7.2 million in principal amount, is secured by a mortgage on the Company's property in Branson, Missouri. If the Company closes its sale transaction for certain of its entertainment division assets with On Stage, it will have the cash resources to repay from the cash proceeds of the sale, the mortgage loan on the Branson property. However, if the sale is not consummated, the Company will be obliged to try to refinance the mortgage obligation. If the Company retires the mortgage on or before May 1, 1999, the Company will be given a $300,000 discount.

         Subject to the foregoing, the Company expects that available cash from future operations will be sufficient to meet the capital expenditures, debt service and working capital requirements of its existing businesses for the next fiscal year.

         Capital expenditures by the Company were $1,026,081 for the year ended September 30, 1998 compared to $2,106,353 for the 1997 fiscal year. Capital expenditures for 1998 consisted principally of purchases and expenditures for the casino operations.

         The Company has entered a Letter of Intent Agreement with a standstill component to build a state of the art spring water bottling plant in
Bentonville, Arkansas. The agreement is comprised of the Company and Mark McKinney, an entrepreneur. The Company retains a 60% interest in consideration for investing $5 million in the bottling plant. The business will spend an estimated $27 million on the facility, which will be equipped with state-of-the-art bottle blow molding equipment, to be competitive with the larger bottled water companies. The Company intends to produce and distribute premium natural spring water taking advantage of location, efficiency, and capacity of a natural spring source. At the same time the Company expects to fill a void by meeting the demand for bottled water and at the lowest price in the market today. Completion of the water bottling plant is contingent upon the Company procuring $25 million in acceptable debt and equity financing.

SEASONALITY

         The casino in Tunisia will be affected by seasonal factors, as the primary tourist season in Tunisia ranges from May through October each year.

IMPACT OF INFLATION

         Management of the Company does not believe that inflation has had any significant adverse impact on the Company's financial condition or results of operations for the periods presented. However, an increase in the rate of inflation could adversely affect the Company's future operations and expansion plans.

FOREIGN CURRENCY TRANSACTIONS

         The Company's transactions with respect to its casino venture in Tunisia will be in dinars. As such, there are all the risks that pertain to fluctuations in foreign exchange rates and potential restrictions or costs associated with the transfer of funds to the United States. The Company currently does not hedge, nor has it purchased any foreign currency as a hedge, and therefore is subject to currency exchange fluctuation risk.

YEAR 2000 UPDATE

         The "Year 2000 Issue" is whether the Company's computer systems will properly recognize date sensitive information when the year changes to 2000, or "00". Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has conducted preliminary reviews of its computer systems and its purchased software programs (including accounting software) and does not believe the Year 2000 Issue will pose any significant operational problems for its systems or software.

         In addition, the Company intends to make similar reviews of the systems of potential acquisition candidates for any financial or operational impact the Year 2000 Issue may pose.

         Management does not believe that any of its Company's information systems will be impacted by transition Year 2000. The Company has reviewed its accounting software; project information systems; including its Easy Ticket Reservation System software (a system for automated ticket reservation); Point of Sale system; and telecommunication system. All software that is not Year 2000 compliant, where available from supplier, will be replaced. Vendor software replacement and upgrades are scheduled to be complete by September 30, 1999. The Company has completed a thorough inspection of its systems at the Branson, Missouri Theatre conducted by Easy Computer Systems, Inc. (provider of ticket reservations software and support to theatres) and has determined 15 personal computers will require upgrade for Year 2000 compliant components. The approximate cost for the upgrade is estimated to be $6,800.00. Additionally, Shopline Computer Services evaluated the Pigeon Forge Theatre and determined 24 personal computers will require upgrade for Year 2000 compliant components. The approximately cost for the upgrade is estimated to be $5,760.00.

         The Company is in the process of identifying and prioritizing  critical
suppliers   and  customers  at  the  direct   interface   level  with  plans  of
communication about their progress in addressing Year 2000 problems.

         The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position.

         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on Company's operation. The Company believes, at this time, that there should be minimal interruptions in its normal operations due to Year 2000. The Company is currently reviewing Year 2000 problems that may arise with its operations in Tunisia. At this time a contingency plan to handle the Year 2000 problem has not been established, however the Company does intend to establish one, prior to the end of 1999.

         Readers are cautioned that forward looking statements contained in the Year 2000 update should be read in conjunction with Company's disclosures under the heading.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The new Standard discusses how to report and display comprehensive income and its components. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The standard is effective for years beginning after December 15, 1997. When the Company adopts this statement, it is not expected to have a material impact on the Company's financial statements.

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

         In April 1998,  the  Accounting  Standard  Executive  Committee  issued
Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-up Activities." The SOP requires that all costs of start-up activities should be expensed as incurred. The SOP is effective for years beginning after December 15, 1998. When the Company adopts this SOP, it is not expected to have a material impact on the Company's financial statements.

         In June 1998, the Financial Accounting Standard Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This standard established accounting and reporting standards for derivatives and for hedging contracts. This standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. When the Company adopts this statement, it is not expected to have a material impact on the Company's financial statements or their presentation.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         All statements contained herein that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company as it pertains to development and start up of the Bottled Water business; failure by On Stage to obtain satisfactory financing underlying the purchase of CTE and CRC of Branson; changes in travel patterns which could affect demand for the Company's theatres or casinos; changes in development and operating costs, including labor, construction, land, equipment, and capital costs; general business and economic conditions; political unrest in Tunisia or the region; and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as to the date made.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         "Not applicable"

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is information as of September 30, 1998, regarding the directors and executive officers of the Company, including information as to their principal occupations for the last five years, certain other directorships held by them, and their ages as of the date hereof.

         John J. Pilger, age 52, has been the Chief Executive Officer and a director of the Company since 1984, and served as President from 1984 to 1993. Mr. Pilger was previously Chairman of the Board until July 1994, and resumed such role in April 1995. Mr. Pilger oversees all Company activities including operations, acquisitions, development and construction.

         John W. Steiner, age 56, has been a director of the Company since January 1994. Since 1990, he has served as Chairman of the Board of the Ace Worldwide Group of Companies, a leading provider of moving, trucking, warehousing and overall logistics services. Mr. Steiner also serves on the Board of Directors and Executive Committee of Atlas World Group, Inc. Mr. Steiner is President of the Associate Board of the Milwaukee County Zoological Society, a Board member of the Metropolitan Milwaukee Association of Commerce and the Better Business Bureau of Wisconsin.

         Dr. Timothy Murphy, age 38, was elected to serve as a director on March 17, 1997. Dr. Murphy resides on the Mississippi coast and is a Chiropractic doctor maintaining his own practice. Dr. Murphy serves as a trustee on the Board of Parker College, as well as being its finance chairman. Additionally, Dr. Murphy is a member of the American Chiropractic Association and serves on the Council of Diagnostic Imaging and Council on Sports Injury. Dr. Murphy serves as team Chiropractor to Mercy Cross High School, D'Iberville High School and Mississippi Sea Wolves Professional Hockey Team.

         Dennis Evans, age 52, was elected to serve as a director on March 17, 1997. Mr. Evans brings 30 years of sales and marketing business experience to the Board. Mr. Evans is an entrepreneur who has acted as President of several large sales and marketing firms, as well as consultant to several mid-western development companies. Mr. Evans has acted as a marketing consultant to the Country Tonite Theatres in Branson, Pigeon Forge and the Company's casino development in Tunisia, North Africa.

         Noreen Pollman, age 50, has served as Secretary to the Company since March 1995, and as a director since March 1995, and from 1987 to 1993. Ms. Pollman was Vice President of Operations for each of the Company's operating businesses with responsibility for the development and implementation of operating budgets to February 1998, and now serves as a consultant to the Company.

         Robert J. Allen, age 38, was named Vice President of Entertainment of the Company on August 1, 1994. He has served as a director of the Company since March 1995, and from 1987 to 1993. Mr. Allen served as Executive Vice President and Chief Marketing Officer of the Company's former subsidiary Recreational Property Management, Inc. from 1986 to 1987. He also previously served as Vice President of Telecommunications.

         Officers serve at the discretion of the Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth information concerning the annual and long-term compensation earned by John J. Pilger, Noreen Pollman, and Robert J. Allen, the Named Executive Officers (as defined) for services rendered in all capacities to the Company for the fiscal years ended September 30, 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE

                                                                        Other    Restricted    Securities
                                                                        Annual      Stock      Underlying      All Other
                                     Fiscal     Salary         Bonus     Comp.      Awards       Options       Compensation
Name and Principal Position (1)      Year         ($)           ($)       ($)         ($)          (#)             ($)
-------------------------------      ----         ---           ---       ---         ---          ---             ---
John J.  Pilger (5) . . . . . . . .  1998       464,747(2)      -0-       -0-         -0-          -0-             -0-
 Chief Executive Officer             1997       255,763(4)      -0-       -0-         -0-        195,000           -0-
                                     1996       203,435(3)      -0-       -0-         -0-         20,000           -0-

Noreen  Pollman . . . . . . . . . .  1998       126,233       81,530      -0-         -0-          -0-             -0-
 Executive Vice President,           1997       128,583       20,000      -0-         -0-         90,000           -0-
  Operations                         1996       129,055(6)      -0-       -0-         -0-         20,000           -0-

Robert  J.  Allen . . . . . . . . .  1998       119,412         -0-       -0-         -0-          -0-             -0-
 Executive Vice President,           1997       116,583         -0-       -0-         -0-         90,000           -0-
  Entertainment                      1996       116,507(7)      -0-       -0-         -0-         20,000           -0-

-------------------------

1) Under Securities and Exchange Commission rules, the "Named Executive Officers" include (i) each person who served as Chief Executive Officer during fiscal 1998, (ii) each person who (a) served as an executive officer at September 30, 1998, (b) was among the four most highly paid executive officers of the Company, not including the Chief Executive Officer, during fiscal 1998, and (c) earned total annual salary and bonus compensation in fiscal 1998, in excess of $100,000, and (iii) up to two persons who would be included under clause (ii) above had they served as an executive officer at September 30, 1998.

2) Includes contractual compensation and $125,000 fee paid for services rendered for CRC Tunisia.

3) Includes $17,308 in unused vacation time and $16,636 in wages earned prior to fiscal 1996, not paid until fiscal 1996.

4)   Includes $12,942 in unused vacation time.

5) During fiscal 1998, 1997 and 1996, Mr. Pilger received personal benefits, the aggregate amounts of which did not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for Mr. Pilger in such years.



6)   Includes $5,499 of wages earned in 1995 paid in 1996.

7)   Includes $5,001 of wages earned in 1995 paid in 1996.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of September 30, 1998, certain information with respect to each shareholder known to the Company to be the beneficial owner of more than 5% of its Common Stock, each director, each Named Executive Officer, and all directors and officers of the Company as a group. Unless otherwise indicated, each person named in the table has sole voting and investment power as to the Common Stock shown. All Officers and Directors have an address of 707 Bienville Boulevard, Ocean Springs, Mississippi 39564.

                                                                    Number of Shares           Percentage of
Name and Address of Beneficial Owner                           Beneficially Owned (1) (10)   Outstanding Shares
------------------------------------                           ---------------------------   ------------------
John J. Pilger ............................................          1,026,768(2)                10.60%
Noreen Pollman ............................................            125,000(3)                 1.30%
John W. Steiner ...........................................             76,000(4)                 0.80%
Dr. Timothy Murphy ........................................             15,781(5)                 0.17%
Dennis Evans ..............................................             50,100(6)                 0.53%
Robert J. Allen ...........................................            125,000(7)                 1.30%
John Ferrucci .............................................             40,000(8)                 0.42%
Kevin M. Kean .............................................          1,400,944(9)                14.65%
All Directors and Executive Officers as a group (8 Persons)          1,458,649                   14.53%

-------------------------

1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days upon exercise of options or warrants are treated as outstanding only when determining the amount and percent owned by such person or group.

2) Includes 170,000 shares deemed beneficially owned pursuant to options, which are immediately exercisable. In addition, Mr. Pilger holds proxies to vote 1,330,944 shares owned by Kevin M. Kean and 175,000 shares owned by Richard A. Howarth, Jr., a former officer of the Company. See Note 9 below. With such shares, Mr. Pilger has the right to vote a total of 2,362,712 outstanding shares or 24.9% of the shares outstanding. Of the shares reflected above 11,000 are owned by Mr. Pilger's wife and 11,000 shares are owned by minor children of Mr. Pilger. The above table does not reflect an additional 65,000 options which were originally granted April 5, 1997, but do not vest until April 7, 1999.

3) Includes 119,000 shares deemed beneficially owned pursuant to options, which are immediately exercisable. The above table does not reflect an additional 30,000 options which were originally granted April 3, 1997, but do not best until April 7, 1999.



4) Includes 70,000 shares deemed beneficially owned pursuant to options, which are immediately exercisable.

5) Includes 10,000 shares deemed beneficially owned pursuant to options, which are immediately exercisable.

6) Includes 20,000 shares deemed beneficially owned pursuant to options, which are immediately exercisable.

7) Includes 119,000 shares deemed beneficially owned pursuant to options, which are immediately exercisable. The above table does not reflect an additional 30,000 options which were originally granted April 3, 1997, but do not vest until April 7, 1999.

8) Includes 40,000 shares deemed beneficially owned pursuant to options, which is immediately exercisable.

9) Includes 70,000 shares of Common Stock deemed beneficially owned pursuant to an option which is immediately exercisable. Mr. Kean has granted an irrevocable proxy with respect to 1,330,944 shares of the Company's common stock to John J. Pilger. Mr. Kean's address is 2644 E. Lakeshore Drive, Baton Rouge, Louisiana 70808.

10) The stock table does not reflect shares of stock owned by Officers who participated in the Company 401(k) plan which began July 1, 1997. Matching contributions of Company stock issued by the Company under the plan to its Officers through September 30, 1998, total 6,093 shares.

OPTION GRANTS AND EXERCISES

         The following table sets forth information with respect to stock options originally granted to the Named Executive Officers during fiscal 1998.

                         OPTION GRANTS IN FISCAL 1998(1)

                                       NUMBER OF                 % OF TOTAL
                                      SECURITIES               OPTIONS GRANTED           EXERCISE
                                      UNDERLYING                TO EMPLOYEES              PRICE            EXPIRATION
NAME                              OPTIONS GRANTED (#)          IN FISCAL 1998           ($/SHARE)             DATE
----------------------------------------------------------------------------------------------------------------------
John J. Pilger                        195,000(1)                    46.4%                  1.03             4/7/2008
Noreen Pollman                         90,000(1)                    21.4%                 .9375             4/7/2008
Robert J. Allen                        90,000(1)                    21.4%                 .9375             4/7/2008

1) The Executives' options were originally granted under the Company's 1997 Long-Term Incentive and Stock Option Plan and implemented on April 3, 1997, but options were cancelled and reissued this April 7, 1998 with 2/3 options vesting immediately and the balance to vest April 7, 1999.

     The following Table sets forth with respect to the Named Executive Officers Information concerning the exercise of stock options during fiscal 1998, and unexercised options held as of the end of fiscal 1998. The Company has never granted stock appreciation rights.

                           AGGREGATED OPTION EXERCISES
                     AND FISCAL 1998 YEAR-END OPTION VALUES

                                                           NUMBER OF SECURITIES                     VALUE OF UNEXERCISED
                      SHARES                              UNDERLYING UNEXERCISED                        IN-THE-MONEY
                    ACQUIRED                              OPTIONS AT 9/30/98 (#)                   OPTIONS AT 9/30/98 ($)
                        ON            VALUE       -----------------------------------------------------------------------------
                     EXERCISE       REALIZED
NAME                    (#)           ($)           UNEXERCISABLE         EXERCISABLE          UNEXERCISABLE        EXERCISABLE
-------------------------------------------------------------------------------------------------------------------------------
John J. Pilger          -0-           -0-               65,000              170,000                 -0-                 -0-
Noreen Pollman          -0-           -0-               30,000              119,000                 -0-                 -0-
Robert J. Allen         -0-           -0-               30,000              119,000                 -0-                 -0-

EMPLOYMENT AGREEMENTS

         The Company entered into an Employment Agreement with John J. Pilger on May 20, 1996, providing for an annual salary of $225,000, subject to annual cost of living adjustments. The agreement also provides for use of an automobile and payment of insurance premiums, the value of which does not exceed 10% of his annual salary. The agreement also provides for bonuses if certain financial performance guidelines are met. This agreement was amended April 3, 1998, to extend the expiration date from July 19, 1999, to September 30, 1999, to correspond to the Company's fiscal year. Additionally, the agreement provides that if either party wishes to terminate the agreement a written notice of intent must be delivered to the other party one year prior to the employment expiration date and in the absence of such notice the agreement renews automatically from year to year.

         The Company entered into a Supplementary Employment Agreement with John
J. Pilger which provides Mr. Pilger certain benefits upon a Change of Control Event, which is defined therein as: (a) the acquisition after the date of this agreement by an individual, entity or group (within the meaning of Section 13(d) or 14(d)(2) of the Securities Exchange Act of 1934, as amended, (a "Person") of beneficial ownership of 20% or more of either (i) the issued and outstanding shares of common stock of the Company or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors; or (b) if any two or more members within a class of the staggered Board of seven or more directors, as constituted on the date hereof, are removed without the express approval or consent of the CEO and Chairman of the Board, of if two or more members of the Board assume office within any period of eighteen months after one or more contested elections; or
(c) A hostile reorganization, merger or consolidation which results from either an actual or threatened election contest or actual or threatened solicitation of proxies; or (d) A complete liquidation or dissolution of the Company, or the sale or other disposition of all or substantially all of the assets of the Company, which liquidation, sale or dissolution occurs as a result of either actual or threatened solicitation of proxies or consents by or on behalf of persons other than the incumbent Board. The benefits which inure to Mr. Pilger upon a voluntary termination under a Change of Control include: 2.99 times his annual average salary and bonuses plus all taxes, including income taxes and any excise tax which may be imposed.

         The Company entered into an agreement with Robert J. Allen where upon a Change of Control Event, which is substantially similar to that defined in Mr. Pilger's Supplementary Employment Agreement and set out above, Mr. Allen has the right to receive upon termination 2.99 times his average annual salary including bonuses payable within 30 days plus other benefits.

Other

         On October 16, 1997, John J. Pilger received a $150,000 payment from the Company for services rendered to CRC Tunisia during fiscal 1998, and $125,000 in October 1998, for services to be rendered in Fiscal 1999. Under a Board approved resolution Mr. Pilger will receive an additional $125,000 compensation for fiscal 2000. Under Tunisian law, John J. Pilger is required to sign, in his personal capacity, all documents necessary for the Company to conduct operations in Tunisia. These payments are in consideration for the additional risk of personal liability assumed by Mr. Pilger under Tunisian law.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors, and certain shareholders to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission. To the Company's knowledge, based on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the Company's fiscal year ended September 30, 1998, all Section 16(a) filing requirements were complied with and filed in a timely fashion.

         The Company issued a convertible debenture for $1.5 million, which is due January 31, 1999, payable in cash or common stock, at Company's discretion. If the Company elects to satisfy the debenture with common stock at the then current fair market value, such issuance may constitute, if over 20% of the Company's total shares outstanding, a change of control which would require shareholder consent. Additionally, the Company may elect, at its discretion, to satisfy the balance of outstanding debenture, in cash or common stock, which totals $228,326 in four equal installment January through April 1999. Using the five day trailing average closing bid price for the Company common stock as of January 4, 1999, with a 17% discount would result in a stock issuance of 611,067 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         At September 30, 1998, John J. Pilger was indebted to the Company in the amount of $449,461 including principal and interest. Such obligations accrue interest at rates between 7% and 9.5% per year, mature from December 31, 1998, to December 31, 2001. Mr. Pilger is current on his obligations to the Company. The original loans include $150,000 advanced for the purchase by Mr. Pilger of a Mississippi residence in 1994 and $299,461 in other advances made to Mr. Pilger from 1994 to present. These notes receivable will be retired ratably over three years beginning January 1, 1999.

         As of September 30, 1998, Noreen Pollman has paid the Company in full for a loan which had an outstanding balance of $83,278 by applying a prorata share of money earned under terms of a Consulting Agreement during fiscal 1998, to satisfy the debt in full.

         Through September 30, 1998, the Company has advanced $10,677 including interest to Robert J. Allen, which note maintains an outstanding balance of $7,500 plus interest as of September 30, 1998.

         On December 31, 1997, the Company's former chairman (Kevin Kean) defaulted on repaying $1,232,000 plus interest due the Company. The Company filed suit against Mr. Kean which resulted in a settlement agreement. Under the agreement, 220,000 shares of the Company's common stock has been cancelled along with the 150,000 shares currently pledged to the Company, at the market price of $1.19 per share. The Company and Mr. Kean entered into a new note agreement. The new note in the amount of $1,196,885 bears interest at 7% per annum and matures on January 15, 2001. The note is collateralized by Mr. Kean's 5% interest in the Company's Pokagon management fee. Solely at the Company's discretion, at any time prior to maturity, the Company can take the collateral as payment in full for the note. Mr. Kean has also granted the Chairman of the Company an irrevocable proxy for 1,330,944 shares of the Company's common stock owned by Mr. Kean, but pledged to a commercial bank.

         In April 1994, the Company purchased a residential property in Ocean Springs from Mr. Pilger, paying him $137,000 in cash. This residence has been leased at a below market rate since June 1995 to a principal of Monarch Casinos, Inc. The Company has provided the tenant the opportunity to purchase this residence contingent upon the tenant, Mr. Smith, fulfilling certain obligations due the Company. The Company has initiated a legal action against Mr. Smith for non-performance of his obligations and breaches of his contractual obligations as set out in under agreements with the Company. See "Item 3. Legal Proceedings."

         The Board of Directors authorized the Company to acquire from Mr. Pilger two lots which are contiguous to residence at 303 LaSalle Court, Ocean Springs, Mississippi, an asset of the Company, on August 11, 1998. In consideration for Mr. Pilger's transfer of ownership, he was given consideration equal to the land value of $86,000, of which $43,000 was paid in cash and $43,000 was applied to Mr. Pilger's loans due to the Company.

Preferred Stock Conversion

         By resolution dated December 24, 1992, the Company agreed to purchase all of the 300,000 then outstanding shares of its 8% Cumulative Preferred Stock from Mr. Pilger. In consideration for the Preferred Stock, the Company issued 909,091 shares of Common Stock using a conversion value for the Common Stock of $1.32 per share. (The last five trades of the Common Stock recorded on the OTC Bulletin Board prior to December 24, 1992, averaged $1.50 per share). In connection with the conversion, the Company assumed from Mr. Pilger certain opportunities to develop casino-related entertainment and hotel facilities. Mr. Pilger also waived rights to an aggregate of $240,000 in accrued dividends. Prior to the time of conversion, the Company was not in either the hospitality or the entertainment business. No registration rights were granted with respect to the Common Stock issued in this transaction.

         A total of 150,000 of such shares of Common Stock were personally owned by Mr. Howarth, who in connection with the conversion, transferred them to Mr. Pilger in consideration for Mr. Pilger's assignment of the development opportunities, and also to effect a repositioning of the stock ownership interests between Messrs. Pilger and Howarth, reflecting a new allocation of responsibilities between them. In consideration therefor, Mr. Pilger agreed to pay Mr. Howarth $1.50 per share, payable at such time as Mr. Pilger sells such stock to an unrelated third party. The agreement was amended, effective November 30, 1994, to provide for the transfer by Mr. Pilger to Mr. Howarth of 175,000 shares of Common Stock and the release of Mr. Pilger from the obligation to pay to Mr. Howarth the $1.50 per share after Mr. Pilger sells and/or transfers 18% of his Common Stock of the Company. In other words, if Mr. Pilger sells 100 shares Mr. Howarth is paid (18% x 100) or $1.50 on 18 shares. In addition, pursuant to such agreement, Mr. Howarth granted to Mr. Pilger an irrevocable proxy to vote such 175,000 shares until such Common Stock is sold or transferred to an unrelated third party by Mr. Howarth.

         All of the share and share price numbers referred to above have been adjusted to reflect a June 1993 one-for-two reverse split of the Company's then outstanding capital stock.

Relationship with Consultants

         The Company has agreed to pay two consultants to the Company, who assisted in the acquisition of certain development rights (including Kevin M. Kean, a principal shareholder of the Company), an aggregate of 10% of any consulting fee income (less related direct operating costs), received by the Company from its agreements relating to the Pokagon Indians, subject to certain limits in the case of Mr. Kean. Similar fees may also be payable to Mr. Kean out of revenues, if any, received by the Company from other Indian businesses, including gaming. Mr. Kean has partially collateralized his $1,196,885 note to the Company with his right to 5% of such consulting fee income.

         The Company has executed a Consulting Agreement with Monarch Casinos, Inc. ("Monarch") which was subsequently assigned to Willard E. Smith, requiring the Company to: (i) pay monthly fees commencing (retroactively) January 1995, at various rates from $3,000 to $14,250 per month; (ii) loan an aggregate of $250,000 (all of which has been advanced as of September 30, 1997), which may be forgiven in part or in whole upon the occurrence of certain events; (iii) reimburse pre-approved travel expenses; and (iv) lease to Mr. Smith the Company's Ocean Springs, Mississippi residence at a below market lease rate. The Consulting Agreement extends for the duration of the Management and Development Agreement between the Pokagon Indians and an affiliate of Harrah's Casinos, unless canceled earlier based on certain non-performance provisions. In addition, the Company issued an aggregate of 100,000 registered shares of Common Stock during fiscal 1995, which were subsequently sold. An additional 400,000 shares of Common Stock may be granted upon the groundbreaking for the first Pokagon casino, subject to certain conditions, and 1,500,000 shares of Common Stock may be granted upon the opening of a Pokagon casino. Monarch has granted John J. Pilger an irrevocable proxy with regard to all shares owned by Monarch. Pilger has assigned this proxy to the Company's Board of Directors. The Company cancelled Willard Smith's Consulting Agreement as per contract due to certain criteria set out in contract not being met by September 1997. No additional fees were paid to Mr. Smith during Fiscal 1998. The Company initiated a suit against Mr. Smith in December 1998, for breach of contract, default of rental payment and for collection of note due to the Company by Mr. Smith and Monarch Casinos, Inc. See "Item 3. Legal Proceedings."

         Ms. Pollman terminated her employment relationship in February 1998, and entered into a Consulting Agreement for a two-year term to provide business and consulting services to the Company. Ms. Pollman will continue to act as Secretary of Company with responsibility for maintaining the Company's books and records. The Consulting Agreement anticipates Ms. Pollman will work approximately 25 hours per week at an hourly rate of $67.00, thus reducing the Company's long term out-of-pocket expenses associated with Ms. Pollman's salary. The Board approved agreement features Change of Control provisions where upon termination of this agreement Ms. Pollman will receive 2.99 times her average annual compensation which moneys will be payable in thirty days. Additionally, this agreement provides for a one-time bonus of up to $156,000 in stock or cash payable in full no later than December 31, 1999.

         The Company has a consulting relationship with Dennis Evans, who serves on the Board of Directors. Mr. Evans acts as a marketing consultant to Casino Caraibe, and he has agreed to live in Tunisia from August 1997, through April 1999, in order to develop and initiate marketing programs and group junket business for the benefit of Casino Caraibe. Mr. Evans receives $10,000 monthly and 2,973 Tunisian dinars ($2,703 US dollar equivalent) monthly during his consulting term. Mr. Evans is provided housing accommodations by the Company while in Tunisia.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         The Exhibits to this Report are listed on pages 33 through 40 hereof.

         (b) Current  Reports on Form 8-K for the quarter  ended  September  30,
1998:

               1) Form 8-K filed on July 16, 1998, Financial Statements. Reference sale of Grand Hinckley Inn on June 30, 1998.

               2) Form 8-K filed on August 24, 1998, 1998, Other Events. The Company accepted the resignation of the Chief Financial Officer, effective August 17, 1998.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DATE                                    SIGNATURE AND TITLE

January 13, 1999                        s/ John J. Pilger
--------------------------              ----------------------------------------
                                        John J. Pilger, Chief Executive Officer,
                                        President and Chairman of the Board of
                                        Directors and Chief Accounting Officer


January 13, 1999                        s/ Noreen Pollman
--------------------------              ----------------------------------------
                                        Noreen Pollman, Secretary


January 13, 1999                        s/ Robert J. Allen
--------------------------              ----------------------------------------
                                        Robert J. Allen, Vice President of
                                        Entertainment and Director


January 13, 1999                        s/ Dr. Timothy Murphy
--------------------------              ----------------------------------------
                                        Dr. Timothy Murphy, Director


January 13, 1999                        s/ Dennis Evans
--------------------------              ----------------------------------------
                                        Dennis Evans, Director


January 13, 1999                        s/ John W. Steiner
--------------------------              ----------------------------------------
                                        John W. Steiner, Director


January 13, 1999                        s/ John Ferrucci
--------------------------              ----------------------------------------
                                        John Ferrucci, Director

                                                              Sequentially
Exhibit No.         Description of Exhibit                    Numbered Pages
--------------------------------------------------------------------------------

2.1     Palace Casino Asset Acquisition Agreement (6)

3.1     Restated Articles of Incorporation of the Company, as amended (2)

3.2     Bylaws of the Company, as amended (3)

4.1 Form of $300,000 Convertible Debenture between the Company and G.P.S. Fund, Ltd., due September 10, 1998 (7)

4.2 Form of $500,000 Convertible Debenture, between the Company and Gifford Fund, Ltd., due September 9, 1998 (7)

4.3 Form of Registration Rights Agreement, between the Company and Investor, dated August 29, 1997 (7)

4.4 Form of Debenture Subscription Agreement, between the Company and Subscriber, dated August 29, 1997 (7)

4.5 Common Stock Purchase Warrant (The Gifford Fund, Ltd.), between the Company and Gifford Fund, Ltd., dated September 1997 (7)

4.6 Common Stock Purchase Warrant (G.P.S. Fund, Ltd.), between the Company and G.P.S. Fund, Ltd. (7)

4.7 Common Stock Purchase Warrant (Joseph B. LaRocco), between the Company and Joseph B. LaRocca, dated September, 1997 (7)

4.8 Common Stock Purchase Warrant (International Holding Company, Ltd.), between the Company and International Holding Company, Ltd., dated September 1997 (7)

4.9 $1,500,000 6% Cumulative Convertible Debenture, between the Company and Maritime Group, Ltd., dated January 31, 1997 (8)

4.10 Amendment to 13% Convertible Debentures Due September 9, 1998, and September 10, 1998, between the Company, G.P.S. Fund, Ltd., and Gifford Fund, Ltd. (8)

10.1 Employment Agreement dated May 20,1996 between the Company and John J. Pilger (6)

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

10.21 Guaranty dated March 29, 1994, made by the Company in favor of PDS Financial Corporation (5)

10.22 Debt Subordination Agreement dated March 29,1994, among Casino Building Corporation, the Company and PDS Financial Corporation (5)

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

10.63 Limited Liability Company Operating Agreement of New Palace Casino, L.L.C. (6)

10.64 Lease Contract dated June, 1996 between the Company and Samara Casino Company (6)

10.65   Consulting Agreement between the Company and Mondhor Ben Hamida (6)

10.66   $800,000 Lyle Berman Family General Partnership Loan Agreement (7)

10.67 $800,000 Promissory Note, between the Company and Lyle Berman Family General Partnership, dated August 29, 1997 (7)

10.68 Stock Pledge Agreement, between the Company and the Lyle Berman Family General Partnership, dated August 29, 1997 (7)

10.69 Mutual Release Agreement, between the Company, Casino Building Corporation, and the Lyle Berman Family General Partnership, dated August 29, 1997 (7)

10.70 $1,000,000 SeaMar Ventures, LLC Loan Agreement, between the Company and SeaMar Ventures LLC, dated August 29, 1997 (7)

10.71 $1,000,000 Term Note, between the Company and SeaMar Ventures LLC, dated August 29, 1997 (7)

10.72 Guaranty Agreement, between the Company and SeaMar Ventures LLC, dated August 29, 1997 (7)

10.73 Matt Walker Consulting Agreement, between the Company and Matt Walker, dated September 29, 1997 (7)

10.74   Tunisia Casino License (7)

10.75   Agreement with Robert and Lawana Low (8)

10.76   Lease for 707 Bienville (8)

10.77   Kevin Kean Settlement Agreement (8)

10.91   Employment Agreement (9)

10.92   Amendment to Employment Agreement (9)

10.93 Asset Purchase Agreement by and among On Stage Entertainment, Inc., Casino Resource Corporation, Country Tonite Enterprises, Inc., and CRC of Branson, Inc., dated September 21, 1998, relating to the sale of certain of the assets of the entertainment division of Casino Resource Corporation, including the theatre in Branson Missouri, and the Country Tonite Show. (10)

10.94 Asset Purchase Agreement by and among Corporate Commission of the Mille Lacs Band of Ojibwe Indians and Casino Resource Corporation and Casino Building Corporation, dated June 29, 1998 relating to the sale of Grand Hinckley Inn hotel property to the Mille Lacs Band of Ojibwe Indians for $5.4 million dollars. (10)

10.95 Burkhart Agreement by and among Burkhart Ventures, LLC and Casino Resource Corporation and Casino Resource Corporation of Tennessee executed this agreement November 4, 1998, which terminated the Company's 60% Joint Venture ownership interest in CTT, LLC December 31, 1998. (10)

10.96 Extension of Promissory Note Maturity Date between Ahab of the Ozarks, Inc. and Casino Resource Corporation and CRC of Branson, Inc. dated December 22, 1998 extending maturity date of note with outstanding principal balance of approximately $7.1 million dollars from April 1, 1999 to October 1, 1999. (10)

10.97 Consulting Agreement, between the Company and Noreen Pollman, dated February 15, 1998 (10)

10.98 Robert J. Allen Agreement, between the Company and Robert J. Allen, dated April 3, 1998 (10)

10.99 John J. Pilger Executive Employment Agreement Golden Parachute, between the Company and John J. Pilger, dated March 9, 1998 (10)

10.100 Amendment to Employment Agreement, between the Company and John J. Pilger, dated April 3, 1998 (10)

21.1    List of Subsidiaries of Registrant (8)

27.1    Financial Data Schedule (10)

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

7) Incorporated by reference to the Company's Registration Statement on Form S-3, as amended, File 333-37267, filed on November 19, 1997.

8) Incorporated by reference to the Company's 10-KSB, as amended for fiscal year ended September 30, 1997, filed on January 20, 1998.

9)   Incorporated by reference to the Company's 10-QSB, filed on May 15, 1998.

10)  Filed Herewith

                  CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                          Index to Financial Statements



     Independent Auditors' Report                                  F-2


     Consolidated Financial Statements
     Balance Sheets                                          F-3 - F-4
     Statements of Operations                                      F-5
     Statements of Stockholders' Equity                            F-6
     Statements of Cash Flows                                F-7 - F-8
     Notes to Consolidated Financial Statements             F-9 - F-26

                          INDEPENDENT AUDITORS' REPORT




Casino Resource Corporation
    and Subsidiaries
Ocean Springs, Mississippi

We have audited the accompanying consolidated balance sheets of Casino Resource Corporation and Subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, an a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully discussed in Note 2, during 1998, the Company discontinued its hospitality and entertainment segments and has sold or plans to sell the assets related thereto. Historically, assets and operations of the hospitality and entertainment segments have represented a substantial portion of the Company's total assets and results of operations.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casino Resource Corporation and Subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                               BDO SEIDMAN, LLP



Chicago, Illinois
December 17, 1998

                  Casino Resource Corporation and Subsidiaries
                           Consolidated Balance Sheets

September 30,                                                                                1998                 1997
----------------------------------------------------------------------------------------------------------------------

Assets

Current Assets
    Cash and cash equivalents                                                         $ 1,151,925          $ 2,254,295
    Accounts receivable - trade and other                                                 108,183               73,228
    Inventory                                                                              36,431               12,152
    Prepaid expenses (Note 3)                                                              59,013              804,899
    Deferred tax asset (Note 12)                                                        2,000,000                   --
    Net assets held for sale - entertainment (Note 2)                                   2,384,615            3,812,250
    Net assets held for sale - hospitality (Note 2)                                            --            3,070,662
----------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                    5,740,167           10,027,486
----------------------------------------------------------------------------------------------------------------------

Property and Equipment, less accumulated depreciation and                               2,663,107            2,279,716
    amortization (Note 5)
----------------------------------------------------------------------------------------------------------------------

Noncurrent Assets
    Deferred development costs (Note 6)                                                        --            1,229,959
    Notes and advances receivable - related parties, net of allowance                     473,891              753,988
        for uncollectibles of $239,414 in 1998 and $189,121 in 1997 (Note 4)
    Note receivable, Palace Casino                                                        242,766              221,073
    Preopening costs, less accumulated amortization of $1,568,954 in                           --            1,164,458
        1998 and $0 in 1997 (Note 1)
    Other assets - net (Note 7)                                                            24,201              831,162
----------------------------------------------------------------------------------------------------------------------

Total Noncurrent Assets                                                                   740,858            4,200,640
----------------------------------------------------------------------------------------------------------------------





                                                                                      $ 9,144,132          $16,507,842
======================================================================================================================

                  Casino Resource Corporation and Subsidiaries
                           Consolidated Balance Sheets

September 30,                                                                                    1998                   1997
----------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current Liabilities
    Accounts payable                                                                     $    732,984           $  1,125,534
    Subordinated convertible debentures (Note 9)                                                   --                321,735
    Current maturities of long-term debt (Note 10)                                            188,344                374,329
    Accrued expenses and other liabilities (Note 8)                                         1,412,407              1,220,155
----------------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                   2,333,735              3,041,753
----------------------------------------------------------------------------------------------------------------------------

Long-Term Liabilities
    Long-term debt, less current maturities (Note 10)                                       2,481,405              3,379,204
    Subordinated convertible debentures (Note 9)                                              228,326                321,735
    Deferred rent (Note 11)                                                                        --                178,620
----------------------------------------------------------------------------------------------------------------------------

Total Long-Term Liabilities                                                                 2,709,731              3,879,559
----------------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                           5,043,466              6,921,312
----------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1, 11, 16, 17, 18 and 19)

Stockholders' Equity (Notes 13, 14 and 15)
    Preferred stock, 8% cumulative; $.01 par value; authorized                                     --                     --
        5,000,000 shares; none issued
    Common stock, $.01 par value; authorized 30,000,000 shares;                                94,893                 96,734
        9,489,314 and 9,673,364 shares issued and outstanding in 1998 and 1997, respectively
    Additional paid-in capital                                                             22,630,909             22,793,110
    Cumulative translation adjustment                                                        (310,000)                    --
    Deficit                                                                               (18,315,136)           (13,303,314)
----------------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                                  4,100,666              9,586,530
----------------------------------------------------------------------------------------------------------------------------

                                                                                         $  9,144,132           $ 16,507,842
============================================================================================================================


          See accompanying notes to consolidated financial statements.

                  Casino Resource Corporation and Subsidiaries
                      Consolidated Statements of Operations


Year ended September 30,                                                                1998                   1997
-------------------------------------------------------------------------------------------------------------------

Revenue
    Gaming                                                                      $  3,305,396           $         --
-------------------------------------------------------------------------------------------------------------------

Costs and Expenses
    Operating costs - gaming                                                       7,299,695                     --
    General and administrative                                                     2,606,544              2,158,811
    Other income                                                                          --               (156,196)
    Interest expense - net of interest income of $206,195 and $195,886               497,482                 46,404
        in 1998 and 1997, respectively
    Allowance for impaired asset (Note 6)                                          1,909,959                     --
    Loss on abandonment of gaming projects - net (Note 1)                                 --                438,321
    Allowance for impaired receivable (Note 19)                                           --                791,900
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                          12,313,680              3,279,240
-------------------------------------------------------------------------------------------------------------------

Loss from continuing operations before income tax benefit                         (9,008,284)            (3,279,240)

Income tax benefit (Note 12)                                                       2,000,000                     --
-------------------------------------------------------------------------------------------------------------------

Loss from continuing operations                                                   (7,008,284)            (3,279,240)

Income from discontinued operations - entertainment (Note 2)                         824,794              2,132,876

Income from discontinued operations - hospitality (Note 2)                           623,493              1,155,296

Gain on sale of discontinued operations - hospitality (Note 2)                       548,175                     --
-------------------------------------------------------------------------------------------------------------------

Net (Loss) Income                                                               $ (5,011,822)          $      8,932
===================================================================================================================

Basic and Fully Diluted Income (Loss) Per Common and Common
    Share
    Continuing operations                                                       $      (0.73)          $      (0.33)
    Discontinued operations                                                             0.21                   0.33
-------------------------------------------------------------------------------------------------------------------

Net (Loss) Income                                                               $      (0.52)          $       0.00
===================================================================================================================

Weighted Average Number of Common Shares Outstanding                               9,616,155             10,015,873
===================================================================================================================


          See accompanying notes to consolidated financial statements.

                  Casino Resource Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity

                                                                          Additional      Cumulative           Notes
                                                       Common Stock          Paid-in     Translation    Receivable -
                                                    Shares      Amount       Capital      Adjustment     Common Stock     Deficit
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996                        9,761,803    $97,618    $22,671,175   $         --    $(1,232,000)  $(13,312,246)

Issuance of common stock - conversion
    of debentures and payment of accrued interest    281,561      2,816        352,299             --             --             --


Cancellation of common stock and receivable
    impairment reserve (Note 19)                    (370,000)    (3,700)      (436,400)            --      1,232,000             --


Debt discount relating to 13% convertible
    debentures                                            --         --        206,036             --             --             --

Net income                                                --         --             --             --             --          8,932
------------------------------------------------------------------------------------------------------------------------------------


Balance, September 30, 1997                        9,673,364     96,734     22,793,110             --             --    (13,303,314)

Repurchase and cancellation of common stock         (184,050)    (1,841)      (166,701)            --             --             --

Cumulative translation adjustment                         --         --             --       (310,000)            --             --

Other                                                     --         --          4,500             --             --             --

Net loss                                                  --         --             --             --             --     (5,011,822)
------------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1998                        9,489,314    $94,893    $22,630,909      $(310,000)  $         --   $(18,315,136)
====================================================================================================================================

          See accompanying notes to consolidated financial statements.

                  Casino Resource Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows


Year ended September 30,                                                         1998                 1997
----------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
    Net loss                                                              $(7,008,284)        $(3,279,240)
    Adjustments to reconcile net loss to net cash used in
        operating activities
        Depreciation                                                          642,690              44,774
        Amortization                                                        1,771,678               5,351
        Minority interest in net loss of a consolidated subsidiary           (280,963)           (341,206)
        Deferred tax asset                                                 (2,000,000)                 --
        Abandonment cost - gaming ventures                                         --             438,321
        Discount upon conversion of convertible debentures                    212,315             243,226
        Reserve for impaired asset                                          1,909,959             791,900
        Gain on sale of The Hinckley Hotel                                   (548,175)                 --
        Accretion of note receivable interest                                 (21,693)            (14,461)
        Changes in assets and liabilities
           Accounts receivable - trade and other                              (34,955)             52,617
           Inventory                                                          (24,279)            (12,152)
           Prepaid expenses                                                   745,886            (268,883)
           Other assets                                                         4,237              11,030
           Accounts payable                                                  (392,550)            (47,915)
           Accrued expenses and other liabilities                             192,252             278,253
           Deferred rent                                                     (178,620)            178,620
---------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                      (5,010,502)         (1,919,765)
---------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
    Proceeds from sale of the Hinckley Hotel                                2,029,241                  --
    Proceeds from sale of Palace Casino                                            --             829,381
    Decrease in restricted cash                                                    --             338,602
    Increase in deferred development costs                                         --            (202,722)
    Refund of deferred development costs                                           --             405,655
    Purchase of property and equipment                                     (1,026,081)         (2,106,353)
    Decrease (increase) in due from related parties                           200,097            (197,093)
    Increase in preopening costs and other                                   (404,496)         (1,077,128)
    Proceeds from minority interest in a consolidated subsidiary                   --             280,000
---------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                           798,761          (1,729,658)
---------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                  Casino Resource Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

Cash Flows From Financing Activities
    Payments on line-of-credit borrowings                                    $        --         $  (589,410)
    Proceeds from long-term debt                                                      --           2,959,470
    Payments on long-term debt                                                (1,711,243)            (95,714)
    Payment of loan costs                                                             --             (93,000)
    Repurchase of common stock                                                  (168,542)                 --
    Warrant expense                                                                4,500                  --
------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by financing activities                           (1,875,285)          2,181,346
------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash                                          (29,037)                 --

Cash Provided by Discontinued Operations - Entertainment                       2,252,429           1,785,196

Cash Provided by Discontinued Operations - Hospitality                         2,761,264           1,206,798
------------------------------------------------------------------------------------------------------------

Net (Decrease) Increase in Cash and Cash Equivalents                          (1,102,370)          1,523,917

Cash and Cash Equivalents, at beginning of year                                2,254,295             730,378
------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, at end of year                                    $ 1,151,925         $ 2,254,295
============================================================================================================

Supplemental Disclosures of Cash Flow Information
    Cash paid (received) during the year for
        Interest                                                             $   632,783         $   172,769
        Income taxes                                                              (8,047)             25,908

Supplemental Disclosures of Noncash Investing and Financing
    Activities
    Conversion of subordinated convertible debentures and payment of         $        --         $   355,115
        accrued interest
    Note received from sale of interest in the Palace Casino                          --             206,612
    Debenture issued in connection with the Company's interest in the                 --
        Palace Casino                                                                              1,388,430


          See accompanying notes to consolidated financial statements.

                  Casino Resource Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS

               Casino Resource Corporation and Subsidiaries (the "Company") is primarily engaged in the gaming business. The Company leases and operates a casino in Tunisia, which opened on October 18, 1997, through its 85% owned subsidiary (CRC of Tunisia S.A.).

               Prior to 1998, the Company operated in two other business segments: hospitality and entertainment. During 1998, these operations were discontinued as described below and in Note 2.

               Plans were adopted to discontinue the entertainment segment. The Company entered into an asset purchase agreement to sell substantially all the assets used in connection with the operations and production of the Country Tonite Theater in Branson, Missouri and the production show, Country Tonite Enterprises.

               Also the Company sold its 60% interest in the joint venture, Country Tonite Theater, LLC in Pigeon Forge, Tennessee for
               $20,000 to the 40% owner. The sale is effective as of December 31, 1998.

               In addition to the gaming operations, the Company made plans to enter the spring water bottling business. To that end, the Company entered into a Letter of Intent with a standstill component with an individual to build a state of the art spring water bottling plant. If the transaction is completed, the Company will receive 60% of the equity in the venture in consideration for investing a minimum of $5 million. The parties expect to spend $27 million on the facility. The agreement is contingent on (i) completion by the Company of a full legal and business due diligence examination and (ii) obtaining debt financing in the amount of not less than $25 million.

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

     ADVERTISING
               Advertising expenditures are generally charged to operations in the year incurred and totaled $88,134 in 1998 and $1,106 in 1997.

     INVENTORY
               Inventory, consisting principally of merchandise and concessions, is stated at the lower of cost (first-in, first-out) or market.

     PROPERTY AND
     EQUIPMENT
               Property and equipment are stated at cost. For financial reporting purposes depreciation and amortization are computed over the estimated useful lives of the assets (or the lease term, if shorter) by the straight-line method over the following lives:

               Land improvements                     20 - 25 years
               Buildings                             35 - 40 years
               Leasehold improvements                 3 - 15 years
               Office equipment                       5 -  6 years
               Other                                       5 years

     COST IN EXCESS
     OF FAIR VALUE OF
     ASSETS ACQUIRED
               Cost in excess of fair value of assets acquired is amortized using the straight-line method over fifteen years.

     DEFERRED
     DEVELOPMENT
     COSTS
               Deferred development costs consist of external costs incurred in the evaluation of potential ventures. The costs are expensed if a determination is made to abandon the project. Losses related to impairment and abandonment totaled $1,909,959 and $438,321 in the years ended September 30, 1998 and 1997, respectively.

     PREOPENING
     COSTS
               Preopening costs consist primarily of costs incurred to establish operations at the casino in Tunisia. The preopening costs of the casino were amortized over a one-year period beginning in October 1997 and are fully amortized at September 30, 1998.

     DEFERRED
     CHARGES
               Deferred charges consist of loan and convertible debt origination fees and organization expenses. The deferred charges are amortized on the straight-line method over the estimated useful lives and are fully amortized at September 30, 1998.

     LONG-LIVED
     ASSETS
               The Company assesses the realizability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairments of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

     TAXES ON INCOME
               Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense is the total of tax payable for the period and the change during the period in deferred tax assets and liabilities.

     NET LOSS PER
     SHARE
               In fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Statement No. 128 replaces the previously reported primary and fully-diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is computed similarly to fully diluted earnings per share.

               Basis and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Outstanding common stock options, warrants and shares of common stock issuable upon the conversion of debt have been excluded from the computation as their effect would be anti-dilutive.

     TRANSLATION
     OF FOREIGN
     CURRENCIES
               The Company follows the translation policy as provided by Statement of Financial Accounting Standards Board No. 52 "Foreign Currency Translation." The functional currency is the Tunisian dinar. Accordingly, assets and liabilities are translated at the exchange rate at the balance sheet date. Income and expense items are translated at the average exchange rate prevailing throughout the year. Gains and losses from foreign currency transactions included in operations are not material.

     RECENT
     ACCOUNTING
     PRONOUNCEMENTS
               In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The new standard discusses how to report and display comprehensive income and its components. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. This standard is effective for years beginning after December 15, 1997. When the Company adopts this statement, it is not expected to have a material impact on the presentation of the Company's financial statements.

               In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This standard requires enterprises to report information about operating segments, their products and services, geographic areas, and major customers. This standard is effective for years beginning after December 15,

               1997. When the Company adopts this statement, it not expected to have a material impact on the presentation of the Company's financial statements.

               In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-up Activities." The SOP requires that all costs of start-up activities should be expensed as incurred. The SOP is effective for years beginning after December 15, 1998. When the Company adopts this SOP, it is not expected to have a material impact on the Company's financial statements.

               In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments and for hedging contracts. This standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. When the Company adopts this statement, it is not expected to have a material impact on the Company's financial statements or their presentation.

     RECLASSIFICATIONS
               Certain reclassifications have been made to the previously reported 1997 financial statements to conform with the 1998 presentation.


2.   DISCONTINUED
     OPERATIONS
               The Company  has sold or plans to sell the assets  related to the
               (a) hospitality segment and (b) entertainment segment.

               (a) On June 29, 1998, the Company sold the Hinckley Hotel (The Grand Hinckley Inn) for $5.4 million. Accordingly, operating results have been reclassified and reported as discontinued operations - hospitality. Management used the proceeds to the hotel debt and the note payable collateralized by the stock of the subsidiary that owns the Grand Hinckley Inn.

                    Operating results of the discontinued operations exclusive of corporate charges are as follows:

                                                    1998               1997
---------------------------------------------------------------------------

Revenues                                  $    2,255,037     $    3,965,710
===========================================================================

Net income                                $      623,493     $    1,155,296
===========================================================================

                    Interest on the mortgage payable charged to discontinued operations totaled $186,108 and $277,366 for the years ended September 30, 1998 and 1997, respectively.

                    Assets and liabilities of the discontinued operations are as follows at September 30:

                                                                       1997
---------------------------------------------------------------------------

Current assets
    Cash and cash equivalents                                $      219,304
    Accounts receivable - trade and other                           175,467
    Inventory                                                        11,725
    Prepaid expenses                                                 88,819
---------------------------------------------------------------------------

                                                             $      495,315
===========================================================================

Noncurrent assets
    Property and equipment, at cost                          $    6,370,478
    Less accumulated depreciation and amortization               (1,299,441)
    Other assets                                                     22,333
---------------------------------------------------------------------------

                                                             $    5,093,370
===========================================================================

Long-term debt                                               $    2,518,023
===========================================================================

Net assets held for sale                                     $    3,070,662
===========================================================================


               (b) The Company entered into an Asset Purchase Agreement to sell substantially all of the assets used in connection with operations of the Country Tonite Theater and the Country Tonite Enterprises to On Stage Entertainment, Inc., a Nevada corporation ("On Stage"), for $13.8 million, of which $12.5 million is payable in cash, and the balance of which is payable by delivery of a two year subordinated 9.5% note in the amount of $1.3 million. A portion of the proceeds from the proposed sale will be used to retire the mortgage on the Theater. Consummation of the sale is subject to, among other things, On Stage's obtaining acceptable financing of the purchase price and approval of the sales transaction by a majority of the shareholders of On Stage and the Company. It is anticipated that the gain on sale will be approximately $5,000,000.

                    The Company and Burkhart Venture, LLC entered into an agreement dated November 3, 1998, which terminates the Company's 60% ownership of the Country Tonite Theater, LLC in Pigeon Forge, Tennessee ("CTT, LLC") effective December 31, 1998. Under the terms of the agreement, the Company will continue to manage CTT, LLC for a fee of $2,000 per week in season and $1,000 per week during the off-season beginning January 1, 1999, but will have no vested ownership interest in or financial obligation to CTT, LLC after December 31, 1998. Burkhart Venture, LLC, representing 100% of the interest of CTT, LLC has contracted with the Company to produce shows for the 1999 calendar season for a fee of $36,000 per week.

                    Operating results of the discontinued operations exclusive of corporate charges are as follows:

                                                        1998              1997
 ------------------------------------------------------------------------------

 Revenues                                     $    9,735,443   $    11,734,554
==============================================================================

 Net income                                   $      824,794   $     2,132,876
==============================================================================


                    Interest on the mortgage payable charged to discontinued operations totaled $687,324 and $696,998 for the years ended September 30, 1998 and 1997, respectively.

                                                         1998             1997
-------------------------------------------------------------------------------

Current assets
    Cash and cash equivalents                $        361,107   $      623,568
    Accounts receivable - trade and                   208,253          282,320
        other
    Inventory                                         224,466          274,028
    Prepaid expenses                                  104,724          229,887
-------------------------------------------------------------------------------

                                             $        898,550   $    1,409,803
==============================================================================

Noncurrent assets
    Property and equipment at cost           $     11,150,546   $   11,150,546
    Less accumulated depreciation                  (2,947,245)      (2,270,416)
        and amortization
    Cost in excess of fair market                     723,742          723,742
        value
    Less accumulated amortizated                     (221,144)        (172,894)
    Preopening costs                                  548,309          548,309
    Less accumulated amortization                    (548,309)        (211,842)
    Other assets                                       35,453           57,414
    Less accumulated amortization                     (30,250)          (3,216)
-------------------------------------------------------------------------------

                                             $      8,711,102   $    9,821,643
==============================================================================

Long-term debt                               $      7,225,037   $    7,419,196
==============================================================================

Net assets held for sale                     $      2,384,615   $    3,812,250
==============================================================================

3. PREPAID EXPENSES Prepaid expenses consist of the following:

September 30,                                        1998                   1997
--------------------------------------------------------------------------------

Insurance                                        $ 34,798               $ 32,523
Rent                                                   --                560,030
Consulting fees                                        --                206,848
Miscellaneous                                      24,215                  5,498
--------------------------------------------------------------------------------

                                                 $ 59,013               $804,899
================================================================================

                    Included in consulting fees is $200,000 advanced under a consulting agreement to the managing member of the entity that lent the Company $1,000,000 in September 1997 (see Note
                    10). These fees were expensed during the year ended September 30, 1998.

4.   RELATED PARTIES

                    Notes and advances receivable include notes and related interest due from officers and stockholders totaling
                    $473,891  and  $753,988  at  September  30,  1998 and  1997,
                    respectively, at interest rates ranging from 6% to 11%. The notes mature from October 1, 1998 to December 31, 2001. Interest income from these notes was $136,924 and $130,307 in 1998 and 1997, respectively.

                    Notes receivable of $449,461 will be retired ratably over three years beginning January 1, 1999.

5.   PROPERTY AND
     EQUIPMENT
                    Property and equipment consist of the following:

September 30,                                         1998                 1997
--------------------------------------------------------------------------------

Land and improvements                          $    83,000          $        --
Buildings                                          137,000              137,000
Leasehold improvements                           1,106,802              688,541
Furniture, fixtures and equipment                2,079,407            1,554,587
--------------------------------------------------------------------------------

                                                 3,406,209            2,380,128

Less accumulated depreciation                     (743,102)            (100,412)
    and amortization
--------------------------------------------------------------------------------

Net property and equipment                     $ 2,663,107          $ 2,279,716
================================================================================


6.   DEFERRED
     EVELOPMENT
     COSTS
                    The Company purchased in 1995 from Monarch Casino, Inc. the rights to the Pokagon Indian gaming contract. The Company, in turn, entered into an agreement with Harrah's Entertainment, Inc., ("Harrah's") whereby the Company's rights to the Pokagon contract were assigned to Harrah's in return for a share of Harrah's future management fee from operations of planned Pokagon Tribal casinos. In addition to the agreement, Harrah's agreed to reimburse the Company $600,000 for costs associated with the venture related to the Eastern Band of Cherokee Indians.

                    On October 18, 1998, the Pokagon Band announced that it had terminated its development and management contract with Harrah's. The Company believes that the right of first refusal reverts to the Company with the termination of the agreement. Due to the uncertainty of the project, the Company has provided an impairment reserve of $1,909,959 against the deferred project costs, the $600,000 Harrah's reimbursement and the advance to the Company's former chairman. The Company has also initiated lawsuits against Harrah's and Monarch Casinos, Inc. (see Note 18).

7.   OTHER ASSETS Other assets consist of the following:

September 30,                                               1998            1997
--------------------------------------------------------------------------------

Deposits and miscellaneous                              $ 24,201        $ 28,438

Due from Harrah's (Note 6)                                    --         600,000

Organization costs, less amortization of                      --         115,075
    $115,075 and $0

Loan origination costs, less amortization of                  --          87,649
    $93,000 and $5,351
--------------------------------------------------------------------------------

                                                        $ 24,201        $831,162
================================================================================

8.   ACCRUED EXPENSES AND OTHER LIABILITIES

                    Accrued expenses and other liabilities consist of the following:

September 30,                                         1998                  1997
--------------------------------------------------------------------------------

Professional fees                               $  308,813            $   83,188
Payroll and payroll taxes                          261,291               297,455
Interest                                           207,633               159,102
Gaming taxes                                       158,736                    --
Deferred income                                    120,239                55,123
Sales tax                                           94,888                89,098
Insurance                                           67,275               112,497
Other                                              193,532               423,692
--------------------------------------------------------------------------------

                                                $1,412,407            $1,220,155
================================================================================

9.   SUBORDINATED
     CONVERTIBLE
     DEBENTURES
                    In September 1997, the Company completed a placement of $800,000, 13% subordinated convertible debentures (with net proceeds of $707,000). The debentures have a one-year maturity with conversion into shares of common stock on or before the anniversary date at a price equal to 83% market value based on the then current trading prices. At the issuance date, the Company recorded a debt discount of $206,036 with a corresponding credit to additional paid-in capital. The discount is being amortized over 90 days, which represents the required holding period of the debentures. On December 12, 1997, $400,000 principal amount of debentures plus interest was redeemed in cash. In August 1998, $171,674 principal amount of debentures plus interest was redeemed in cash. The remaining $228,326 of debenture principal was restructured to permit the conversion of 25% of the debentures into common stock each month beginning on January 1, 1999 with a final conversion date of April 1, 1999.

                    In February 1996, the Company completed a private placement of $1,650,000, 8% subordinated convertible debentures (with net proceeds of $1,493,000). The debentures have a one-year maturity with conversion into shares of common stock on or prior to the anniversary date at a price equal to 75% of market value based on the then current trading prices. At the issuance date, the Company recorded a debt discount of $550,000 with a corresponding credit to additional paid-in capital. The discount was amortized over 90 days, which represents the required holding period of the debentures. During 1997, the remaining $350,000 of the principal amount of the debentures were converted into 281,561 common shares, respectively.

10.  LONG-TERM
     DEBT

                    Long-term debt consists of the following:

September 30,                                                1998           1997
--------------------------------------------------------------------------------

Debenture, interest at 6%, $1,500,000 principal
   amount, discounted to an effective interest
   rate of 10%. Principal and accrued interest are
   due on January 31, 1999, payable in cash or at
   the Company's discretion, in common stock (a).       $1,481,405    $1,425,620

Notepayable with interest at 10% of operating
   income, as defined, of the subsidiary that
   operates the Tunisian casino, due August 2022.
   The note is convertible solely at the lender's
   discretion into the Company's subsidiary's
   common stock, subject to regulatory approvals.        1,000,000     1,000,000

Notepayable, interest at prime plus 3%,
   collateralized by gaming equipment, payable in
   monthly installments of $30,800 including
   interest through December 1998.                         $96,872     $431,713

Note payable, interest at 9.5%, collateralized by
   real estate, payable in monthly installments of
   $1,139 through April 1999 with a final payment
   of $88,497 due in May 1999.                              91,472       96,200

Note payable, interest at the greater of 20% per
   annum or 5% of the gross gaming win of the
   casino in Tunisia for its first year of
   operations, collateralized by the stock of the
   Company's subsidiary that owns the Grand
   Hinckley Inn, paid off on June 29, 1998. (See
   Note 2.)                                                     --      800,000

--------------------------------------------------------------------------------

                                                         2,669,749    3,753,533
Less current maturities                                   (188,344)    (374,329)
--------------------------------------------------------------------------------

Total long-term debt                                    $2,481,405    $3,379,204
================================================================================

                    Maturities of long-term debt exclusive of the debt to be repaid through the issuance of common stock are as follows:

Year ending September 30,
--------------------------------------------------------------------------------

1999                                                                 $   188,344
2000                                                                          --
2001                                                                          --
2002                                                                          --
2003                                                                          --
Thereafter                                                             1,000,000
--------------------------------------------------------------------------------

                                                                     $ 1,188,344
================================================================================

(a) The Company intends to satisfy the liability by the issuance of stock at the maturity date, January 31, 1999. Accordingly, the debt has been excluded from current maturities.

11.  LEASE
     COMMITMENTS

                    The Company leases various equipment and facilities under operating leases from related and unrelated parties. These leases require that the Company pay maintenance, utilities, insurance and taxes.

                    Total rent expense under operating leases included in continuing operations was $885,229 and $89,549 for the years ended September 30, 1998 and 1997, respectively.

                    Minimum annual rental commitments of continuing operations of noncancelable operating leases covering facilities and equipment at September 30, 1998 are approximately:

Year ending September 30,
--------------------------------------------------------------------------------

1999                                                                 $   625,000
2000                                                                     620,000
2001                                                                     606,000
2002                                                                     581,000
2003                                                                     531,000
--------------------------------------------------------------------------------

                                                                     $ 2,963,000
--------------------------------------------------------------------------------


                    The Company's lease agreement in Tennessee is with the 40% joint venture partner of Country Tonite Theater, LLC. Subsequent to year end, the Company sold their interest in the joint venture and amended the lease agreement to month-to-month terms. The previously recorded deferred rent was reversed.

                    The annual rent for the  Tunisian  casino is 600,000  dinars which is approximately $486,000 at the current exchange rate. The rent is payable in semi-annual installments. In addition, the agreement requires the Company to pay a variable percentage of the casino's gross income, as defined, as additional rent. The variable rent was $147,126 for the year ended September 30, 1998.

12.  TAXES ON
     INCOME (BENEFIT)

                    The composition of taxes on income (benefit) is as follows:

                                                       1998                1997
--------------------------------------------------------------------------------

Current
    Federal                                     $        --         $   360,000
    Utilization of net operating loss                    --            (360,000)
        carryforward
    Adjustment of valuation allowance            (2,000,000)                 --
--------------------------------------------------------------------------------

Total taxes on income (benefit)                 $(2,000,000)        $        --
================================================================================


                    The Company and its subsidiaries file a consolidated federal income tax return.

                    Deferred income taxes consist of the following:

September 30,                                          1998                1997
--------------------------------------------------------------------------------

Total deferred tax assets, relating             $ 4,926,000         $ 4,200,000
    principally to net operating loss
    carryforwards

Deferred tax liabilities                                 --                  --
--------------------------------------------------------------------------------

                                                  4,926,000           4,200,000
Less valuation allowance                         (2,926,000)         (4,200,000)
--------------------------------------------------------------------------------

Total net deferred tax asset                    $ 2,000,000         $        --
================================================================================

                    The Company has realized a net deferred tax asset of $2,000,000 as it is more likely than not that this amount will be realized upon the sale of the Company's entertainment segment. The Company has recorded a valuation allowance equaling the remaining deferred tax asset due to the uncertainty of its realization in the future. At September 30, 1998, the Company has U.S. federal net operating loss carryforwards available to offset future taxable income of approximately $10,365,000, which expire in various years through 2018.

13. CAPITAL STOCK
                    In November 1995, the Company's former Chairman of the Board exercised warrants to acquire 1,143,444 shares of common stock. For financial reporting purposes, the Company recorded proceeds of $2,150,000 or $1.88 per share, consisting of a payment of $650,000 cash and execution of promissory notes due January 31, 1996 ($500,000) and December 31, 1996 ($1.0 million). The notes were extended at their initial due dates and were scheduled to mature December 31, 1997. (See Note 19).

                    Through September 30, 1998, 281,561 shares were issued upon conversion of subordinated convertible debentures. (See Note 9.)

14.  WARRANTS
                    As part of the public offering in September and October 1993, the Company issued Class A Warrants, the IPO Warrants, expiring, after a one-year extension, on September 15, 1999, for the purchase of 2,760,000 common shares at $6.75 per share. None of these warrants have been exercised to date.

                    The managing underwriter of the public offering received warrants to acquire 240,000 shares at $8.25 per share expiring on September 18, 1998. The warrants are exercisable at $6.75 per share. These warrants have not been exercised to date.

                    In connection with the 13% convertible debentures issued in September 1997, the Company issued 25,000 warrants to the broker. The warrants are exercisable through September 2000 at an exercise price of 120% of the September 1997 closing price as defined by the agreement. The value assigned to these warrants increased deferred costs and was amortized over one year. The warrants have not been exercised to date.

15.  OPTIONS AND
     AWARDS
                    Certain financial consultants to the Company received options in December 1992 and in January 1993 to acquire 87,500 shares of common stock as consideration for services rendered. These options are fully vested and are exercisable at $2.375 per share (17,500 shares) and at $.75 per share (70,000 shares). None of these options have been exercised to date.

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

                    The Company has two stock incentive plans, both of which are active. In July 1993, the Company adopted a stock option plan (the "1993 Plan") which was amended in 1995, and in April 1997 the Company's stockholders approved a separate stock option plan (the "1997 Plan"). Both plans provide for the issuance of incentive stock options at a purchase price approximating the fair market value of the Company's common shares at the date of the grant (or 110% of such fair market value in the case of substantial stockholders). The 1993 and 1997 Plans also authorize the Company to grant nonqualified options, stock appreciation rights, restricted stock and deferred stock awards. A total of 1,000,000 shares of the Company's common stock has been reserved pursuant to the 1993 and 1997 Plans. As of September 30, 1998, there were 395,300 options with respect to shares of common stock outstanding under the 1993 Plan and there were options with respect to 65,700 shares available for grant under such plan; there were 478,833 options with respect to shares of common stock outstanding under the 1997 Plan and there were options with respect to 21,167 shares available for grant under such plan.

                    The  following   table   summarizes  the  options   granted,
                    exercised and outstanding under the plans.

                                               Shares          Exercise     Weighted
                                                                  Price      Average
                                                              Per Share     Exercise
                                                                               Price
------------------------------------------------------------------------------------
Outstanding, September 30, 1996               391,400    $  1.60 - 3.75        $2.15
    Granted                                   512,000       1.34 - 1.56         1.43
    Exercised                                       -                 -            -
    Canceled and expired                       (6,600)      1.56 - 3.13         1.94
------------------------------------------------------------------------------------

Outstanding, September 30, 1997               896,800       1.34 - 3.75         1.71
    Granted                                   420,000       0.94 - 1.88         1.00
    Exercised                                  10,000              3.31         3.31
    Canceled and expired                     (432,667)      1.34 - 3.13         1.45
------------------------------------------------------------------------------------

Outstanding, September 30, 1998               874,133    $  0.94 - 3.75        $1.48
====================================================================================


Options exercisable at
    September 30, 1998                        716,633    $  0.94 - 3.75        $1.55
------------------------------------------------------------------------------------

Options available for future grant             86,867
====================================================================================


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

                    The weighted-average, grant-date fair value of stock options granted to employees during the year, and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Sholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under Statement of Financial Accounting Standards No. 123, are as follows:

                                                     1998             1997
-------------------------------------------------------------------------------

Weighted average fair value per
    options granted                           $      0.68      $     1.16
Significant assumptions (weighted-
    average)
    Risk-free interest rate at grant
        date                                         5.55%           6.76%
    Expected stock price volatility                  0.56            0.85
    Expected dividend payout                           --              --
    Expected option life (years) (a)                 10.0            9.51
Loss from continuing operations
    As reported                               $(7,008,284)    $(3,279,240)
    Pro forma                                  (7,293,334)     (3,875,030)
Loss per share from continuing
  operations
    As reported                               $     (0.73)    $     (0.33)
    Pro forma                                       (0.76)          (0.39)


(a) The expected option life considers historical option exercise patterns and future changes to those exercise patterns anticipated at the date of grant.

                    The following table summarizes information about stock options outstanding at September 30, 1998:

                           Options Outstanding                 Options Exercisable
                 -----------------------------------------    -----------------------
Range of               Number    Weighted-      Weighted-         Number   Weighted-
Exercise          Outstanding      Average        Average     Exercisable    Average
Prices             at 9/30/98    Remaining       Exercise             at    Exercise
                               Contractual          Price        9/30/98       Price
                                      Life
-------------------------------------------------------------------------------------
$0.94 - 1.94          709,833     8.7 yrs.          $1.29        557,333       $1.34
$2.00 - 2.13          127,000     6.2 yrs.           2.03        127,000        2.03
$3.13 - 3.75           37,300     6.2 yrs.           3.18         32,300        3.18
                 --------------------------------------------------------------------

                      874,133     8.2 yrs.          $1.48        716,633       $1.55
                 ===================================================================


16.  DEFINED
     CONTRIBUTION
     PLAN
                    Effective July 1, 1997, the Company adopted a defined contribution 401(k) plan (the "Plan") covering substantially all of its U.S. employees. Eligible employees may contribute up to 15% of compensation, as defined in the Plan. The Company has an optional matching program (approved annually by the Board of Directors) where the Company matches a percentage of the employee's contribution (currently 50% of the first 6% of contribution). Company-matched contributions, currently made in common stock of the

                    Company, vest in full after seven years of an employee's credited service to the Company. The Company also has an option to make additional profit sharing plan contributions (none in fiscal 1997). Defined contribution expense totaled $20,528 in the year ended September 30, 1998.

17.  FOREIGN
     OPERATIONS

                    The Company leases and operates a casino in Tunisia.

                    Specified financial information of the foreign operation is as follows:

Year ended September 30,               1998                    1997
-------------------------------------------------------------------

Revenue                         $ 3,305,396         $            --
===================================================================

Operating loss                  $(3,994,299)        $            --
===================================================================

Identifiable assets             $ 2,842,005         $     4,164,685
===================================================================


18.  COMMITMENTS AND
     CONTINGENCIES

               (a) In 1995, a suit was brought against the Company in Federal District Court of New Jersey, which venue was later transferred to the Federal District Court for Southern Mississippi. Plaintiff (Gelb Productions, Inc., a New Jersey corporation) asserts it had a contract with the Company to provide eight professional boxing events at the Company's former Biloxi Star Theater. The complaint was thereafter amended by plaintiff to reflect additional allegations that defendant tortuously harmed plaintiff's business reputation and maliciously interfered with existing and prospective economic relationships. Settlement was reached with Gelb in December 1997 for $100,000, plus attorney fees and expenses. All claims were dismissed with prejudice in November 1998.

               (b) The Company commenced an arbitration action in November 1994 with the Arbitration Association in Minneapolis, Minnesota, against Cunningham, Hamilton, Quiter, P.A. ("CHQ"), the architect it retained in connection with the construction of the Biloxi theater. On December 30, 1994, the architectural firm commenced a suit in a Mississippi state court seeking a foreclosure on a mechanics' lien it had filed on the Biloxi theater project in the amount of approximately $321,000, which sum the Company escrowed. On December 26, 1996, the Arbitration Association announced the Company was entitled to an award of approximately $142,000, which sum was a portion of previously escrowed $321,000. The decision resulted in a gain to the Company of approximately $122,000.

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

               (c) James Barnes and Prudence Barnes, two former officers of a subsidiary of the Company, have brought suit in the State District Court, Clark County, Nevada, against the Company in connection with their employment termination in June 1995. No specific amount of damages has been claimed; however, the plaintiffs have informally indicated that they would entertain a settlement offer of between $250,000 and $350,000. The Company intends to vigorously defend itself in this matter.

               (d) In March 1996, PDC, a Minnesota limited liability company, and two of its officers filed suit against the Company and Harrah's Entertainment and Monarch Casinos, in the Fourth Judicial District Court of Minnesota, and in Michigan, which venue was later dropped, alleging defamation, violation of the Lanham Act, violation of the Michigan Consumer Protection Act, tortuous interference with its business relations and prospective economic advantage, as well as false light invasion of privacy in connection with the Pokagon Indian Gaming Award. Under the Lanham Act, the
                    plaintiffs are claiming a right to treble damages. The plaintiff seeks compensatory damages and has not claimed a specific amount of damages, but claims such damages exceed $50,000. The plaintiff also seeks recovery of their attorneys' fees. The suit was dismissed with prejudice and a judgment of dismissal was entered on September 1, 1998 in the fourth District Court, State of Minnesota.

               (e) The Company initiated a civil suit against Harrah's on September 4, 1998, in Federal District Court for the District of Minnesota. The Company alleges that Harrah's breached the Technical Assistance and Consulting Agreement and tortuously interfered with the Company's contractual and prospective economic advantage associated with the Pokagon Band of Potowatomi Indians. The suit further alleges that Harrah's withheld vital business information from the
                    Company. Harrah's has filed a motion to dismiss based on denial that Harrah's is a proper party to the lawsuit and that the Technical Assistance and Consulting Agreements do not create a partnership or Joint Venture relationship with the Company. The Company filed its response to Harrah's Motion for Summary Judgment in late December 1998. The Company plans to vigorously pursue its claims and seeks a judgment against Harrah's plus interest and legal fees.

               (f) The Company initiated a civil suit against Willard Smith and Monarch Casino, Inc., ("Monarch") on December 19, 1998, in the Circuit Court of Jackson, Mississippi. The Company alleges that Mr. Smith and Monarch have breached the terms of the Memorandum of Understanding, Amendment and Modification Agreement, and Consulting Agreement by failing to provide the services required under the terms of the agreements, breaching their obligations of good faith to the Company, and by attempting to secure the termination of the Company's interest in the Pokagon project. The suit further alleges that Mr. Smith has defaulted on his obligations to pay rent and maintain the upkeep of the Company's residential property located at 303 LaSalle Street, Ocean Springs, Mississippi. Company seeks a judgment of and against Monarch Casino, Inc. and Willard Smith, plus interest and attorneys fees for notes due and material breach of agreements; removal of Mr. Smith from the rental property and punitive damages.

19.  ALLOWANCE FOR
     IMPAIRED
     RECEIVABLE

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