Form 10QSB
period 1998-12-31
CASINO RESOURCE CORP
filed 1999-02-12
CIK 899778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 or 15(D) OF THE EXCHANGE ACT

                         Commission file number: 0-22242

                           CASINO RESOURCE CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Minnesota                                  41-0950482
  (State or Other Jurisdiction of                    (I.R.S. Employer
   Incorporation or Organization)                   Identification No.)


                             707 Bienville Boulevard
                        Ocean Springs, Mississippi 39564
                    (Address of principal executive officers)

                                  228-872-5558
                           (Issuer's telephone number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

     As of February 12, 1998, 9,632,399 Shares of Common Stock and 2,760,000 of Redeemable Class A Warrants (the "Warrants") of Casino Resource Corporation (the "Company") were outstanding.

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB


PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

Item 2.   Related Stockholder Information

Item 3. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Exhibits and Reports on Form 8-K


SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  CASINO RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             Dec. 31, 1998       Sept. 30, 1998
ASSETS
Current Assets
     Cash and cash equivalents                                                $  1,051,830         $  1,151,925
     Accounts receivable - trade and other                                          38,938              108,183
     Inventory                                                                      22,953               36,431
     Prepaid expenses (Note 1)                                                     178,245               59,013
     Deferred tax asset (Note 2)                                                 2,000,000            2,000,000
     Net assets held for sale - entertainment (Note 3)                           2,011,691            2,384,615
                                                                              ---------------------------------
Total Current Assets                                                             5,303,657            5,740,167
                                                                              ---------------------------------
Property and Equipment
     Less accumulated depreciation & amortization (Note 4)                       2,512,477            2,663,107
                                                                              ---------------------------------
Noncurrent Assets
     Notes and advances receivable - related parties, net of allowance             494,969              473,891
     Note receivable, Palace Casino                                                248,189              242,766
     Other assets - net                                                            124,201               24,201
                                                                              ---------------------------------
Total Noncurrent Assets                                                            867,359              740,858
                                                                              ---------------------------------
                                                                                 8,683,493            9,144,132
                                                                              =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                              725,149              732,984
     Current maturities of long-term debt                                          125,489              188,344
     Accrued expenses and other liabilities                                      1,191,636            1,412,407
                                                                              ---------------------------------
Total Current Liabilities                                                        2,042,274            2,333,735
                                                                              ---------------------------------
Long-Term Liabilities
     Long-term debt, less current maturities (Note 5)                            2,495,351            2,481,405
     Subordinated convertible debentures (Note 6)                                  228,326              228,326
                                                                              ---------------------------------
Total Long-Term Liabilities                                                      2,723,677            2,709,731
                                                                              ---------------------------------
Total Liabilities                                                                4,765,951            5,043,466
                                                                              ---------------------------------
Stockholders' Equity
    Preferred stock, 8% cumulatives; $.01 par value; authorized
        5,000,000 shares; none issued
   Common stock, $.01 par value; authorized 30,000,000 shares;                      94,823               94,893
        9,482,349 shares issued and outstanding as of 12/31/98
   Additional paid-in capital [check this number]                               22,627,409           22,630,909
   Cumulative translation adjustment                                              (310,000)            (310,000)
    Deficit                                                                    (18,333,357)         (13,644,520)
Net Loss                                                                          (161,333)          (5,011,822)
                                                                              ---------------------------------
Total Stockholders' Equity                                                       3,917,542            4,100,666
                                                                              ---------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  8,683,493         $  9,144,132
                                                                              =================================

See accompanying notes to consolidated financial statements.

                  CASINO RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31
                                   (unaudited)

                                                                        1998                 1997
REVENUE

---------------------------------------------------------------------------------------------------
     Gaming                                                         $   561,022         $   534,619
---------------------------------------------------------------------------------------------------
Cost and Expenses
     Operating costs - gaming                                           901,370           1,410,642
     General and administrative expense                                 683,095           1,241,126
    Total Cost and Expenses                                           1,584,465           2,651,768
                                                                    -------------------------------

Loss from continuing operations:                                     (1,023,443)         (2,117,149)

Income from Discontinued Operations - Entertainment (Note 3)            862,110             837,333
Income from Discontinued Operations - Hospitality                            --             282,825
                                                                    -------------------------------


NET LOSS                                                            $  (161,333)        $  (996,987)
---------------------------------------------------------------------------------------------------


Basic and Fully Diluted Income (Loss) Per Common Share
   Continuing operations                                            $      (.11)        $      (.21)
   Discontinued operations                                                  .09                 .11
---------------------------------------------------------------------------------------------------


NET LOSS PER COMMON SHARE                                           $      (.02)        $      (.10)
===================================================================================================

Weighted Average Number of Common Shares Outstanding                  9,485,814           9,893,364
                                                                    ===============================

                  CASINO RESOURCE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                     FOR THE THREE MONTHS ENDED DECEMBER 31
                                   (Unaudited)

                                                                         1998                1997
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                      $(1,023,443)        $(2,117,149)
     Adjustments to reconcile net loss to net cash
          Depreciation                                                   155,791              81,050
          Amortization                                                        --             306,603
          Discount on Conv Deb                                            13,946              53,079
          Minority interest in net loss                                   18,804             101,012
          Accretion of Note Payable                                       (5,423)             (5,423)
      Changes in Assets and Liabilities
          Accounts receivable                                             69,245             (76,919)
          Prepaid expenses                                              (119,233)             68,409
          Inventory                                                       13,478             (60,559)
          Deposits and Other Assets                                     (100,000)                 --
          Accounts payable                                               (11,729)           (515,836)
          Accrued expenses                                              (220,771)            135,010
          Deferred rent                                                       --            (109,389)
                                                                     -------------------------------
     Net Cash Used In Operating Activities                            (1,209,333)         (2,134,462)
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                   (5,161)         (1,019,919)
     Increase in deferred development costs                                   --            (137,020)
     Increase in pre-opening cost                                             --             119,124
     (Increase) decrease in due to/from related parties - net            (21,078)             78,279
                                                                     -------------------------------
     Net Cash Used in Investing Activities                               (26,240)           (959,536)
                                                                     -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Redemption cost                                                          --               4,500
     Payments on line-of-credit and long-term debt                       (62,857)           (388,395)
                                                                     -------------------------------
     Net Cash Used In Financing Activities                               (62,857)           (383,895)
                                                                     -------------------------------

     Effect of exchange rate changes on cash                             (36,700)
     Cash provided by discontinued operations - Enter                  1,235,034           1,689,541
     Cash provided by discontinued operations - Hosp                          --             468,463
                                                                     -------------------------------

Net Decrease in Cash and Cash Equivalents                               (100,096)         (1,319,889)

CASH AND CASH EQUIVALENTS
     Cash and Cash Equivalents, at beginning of period                 1,151,925           2,254,295
                                                                     ===============================
     Cash and Cash Equivalents, at end of period                     $ 1,051,830         $   934,406
                                                                     ===============================

              The accompanying notes are an integral part of these
                        condensed financial statements.

                  CASINO RESOURCE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
Basis of Presentation

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of results for the interim periods.

     Certain reclassifications of prior period amounts have been made to conform to current period presentation.

     The results of operations for the three-month period ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 1   Prepaid Expenses

     As of December 31, 1998, prepaid expenses reflect prepayment of Tunisian management fees for fiscal 1999.

NOTE 2   Deferred Tax Asset

     The Company recognized a $2,000,000 income tax benefit in fiscal 1998. The benefit relates to the adjustment of the valuation allowance as it is now more likely than not, that the Company will realize the deferred tax asset upon the sale of its entertainment segment in fiscal 1999.

NOTE 3   Net Assets Held for Sale - Entertainment

     The Company entered into an asset purchase agreement (the "Agreement") with On Stage Entertainment, Inc. ("On Stage"), to sell substantially all of the Company's assets relating to the Country Tonite Theatre in Branson, Missouri, and the production show, Country Tonite. The purchase price is $13.8 million, of which $12.5 million is payable in cash and the balance is payable by a 9.5% subordinated note. The Agreement is subject to, among other things, On Stage's obtaining financing of the purchase price and approval of the sales transaction by a majority of the shareholders of On Stage and the Company. Upon the sale of the entertainment division assets, the Company will still have its casino in Tunisia, North Africa, however the Company will have no other entertainment assets.

     The assets held for sale are those for the Country Tonite Theatre, Branson, Missouri, and Country Tonite Entertainment, Inc. production show. The components of these assets are as follows:

                                     1998                1997
Current Assets                     1,102,398          1,699,782
Fixed Assets                       8,083,519          8,710,319
Long Term Debt                    (7,174,225)        (7,371,292)
                                  -----------------------------
Total Assets held for Sale         2,011,692          3,038,809

NOTE 4   Supplemental Disclosure of Cash Flow Information

     Cash expended during the three months ended December 31, 1998 and 1997 for interest was $267,078 and $237,119, respectively, and income tax payments for the same periods were $0 and $22,000, respectively. The Company has federal and state tax loss carry forwards of approximately $11.0 million.

NOTE 5   Debt

     The Company's debt at December 31, 1998 consists primarily of a debenture in the face value of $1,500,000 bearing a 6% interest rate; a note payable of $1,000,000 with interest at 10% of operating income, as defined, of the subsidiary that operates the Tunisian casino; a first lien mortgage of $90,217 on a residence located in Ocean Springs, Mississippi; and an equipment note of $35,271. NOTE 6 Capital Stock Subsequent to December 31, 1998 the Company issued 150,050 shares of stock on February 11, 1999 in satisfaction of a portion of the outstanding convertible debenture and 70,000 shares of common stock to satisfy an outstanding payable obligation of $35,000 due a vendor.

Item 2.  Related Stockholder Information

     The Company has received two letters from NASD warning that if the Company does not achieve minimum maintenance requirements under NASD rules the Company's common stock will be delisted from the National Market System. Among other things, the rules require that the publicly held shares have an aggregate market capitalization of at least $5 million, and a minimum bid price per share of $1. The Company satisfies neither requirement. The Company has requested an NASD hearing, and is actively planning and working to attain the minimum maintenance standards. If the Company's Common Stock is delisted the Warrants will also be delisted. Delisting of securities could have an adverse effect on the common stock or the Warrants. If the Company's common stock is delisted from the NASDAQ National Market System, the Company can seek listing on the NASDAQ "Small Cap" market; however, the Company's common stock must also maintain a minimum bid price of $1 to satisfy the listing requirements for the Small Cap market. If the $1 minimum bid price cannot be maintained, the Company's common stock can trade on the OTC Bulletin Board. Such an occurrence could significantly affect the marketability of the Company's common stock, and subject it to additional requirements under the "Penny Stock" rules of the Securities Exchange Act of 1934.

Item 3. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the period included in the accompanying condensed consolidated financial statements.

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997.

CONSOLIDATED

     The Company's revenues for the three months ended December 31, 1998 were $561,022 an increase of $26,403 or 5% from the $534,619 recorded for the same period 1997. Because the Company carries its entertainment assets as discontinued operations, all Company revenues are attributable to the Company's gaming operations. The Tunisia casino did not open until October 18, 1997, accordingly, 1997 reflects approximately ten operating weeks versus twelve operating weeks in 1998.

Continuing Operations

GAMING, TUNISIA

     First quarter fiscal 1999, ending December 31, 1998, recorded revenues of $561,022 an increase of $26,403 or 5% from $534,619 for the same period ending December 31, 1997. First quarter 1998 reflects ten weeks of operation while first quarter 1999 reflects twelve weeks of operation. Through cost containment efforts operating expenses for the period ending December 31, 1998 totaled $901,370 as compared to $1,410,642 for the same period ending December 31, 1997, a $509,272 or a 36% reduction. Operating losses were reduced from $882,746 for the period ending December 31, 1997 to a loss of $340,348 for the period ending December 31, 1998. Management has implemented cost containment measures to decrease general and administrative expenses as an overall percent of revenue.

GENERAL AND ADMINISTRATIVE

     The Company's general and administrative expenses aggregated $631,987 in the first quarter of 1999 compared to $1,016,914 in the first quarter of 1998. In total, general and administrative expenses decreased by $384,927. The decrease is primarily related to decrease in professional fees, administrative overhead, amortization expense and bad debt expense which was slightly offset by increased legal fees.

INTEREST EXPENSE

     Interest expense totaled $267,078 for the first quarter of fiscal 1999 compared to $237,119 for the first quarter of fiscal 1998. Interest expense reflects interest on the convertible debenture issue; SeaMar Note; and $1.5 million Palace Debenture.

     OTHER Other expense for the quarter ending December 31, 1997 included a $260,000 charge for write-off of a note receivable from a principal shareholder, which was subsequently reversed in the second quarter of 1998.

Discontinued Operations

ENTERTAINMENT

Country Tonite Theatre LLC - Pigeon Forge

     Revenues for the first quarter fiscal 1999, ending December 31, 1998 totaled $1,354,796 an increase of $261,796 or 24% from $1,093,000 revenue generated same period ending December 31, 1997. Operating expenses including project, general and administrative costs and depreciation totaled $1,346,463 for period ending December 31, 1998 versus $1,345,529 for the same period ending December 31, 1997. Increased revenues and cost containment resulted in an operating loss of $47,011 (before the minority interest share of the loss of $18,804) for period ending December 31, 1998 versus an operating loss of $252,529 for the same period ending December 31, 1997. The Company was the operating manager and owned 60% of the CTT, LLC Joint Venture, which was sold to Burkhart Ventures effective December 31, 1998.

Country Tonite Production Show

     Country Tonite Production show revenues totaled $597,057 for fiscal first quarter 1999, ending December 31, 1998, (all of which is eliminated in consolidation) a decrease of $257,033 or 31% from $854,090 revenues generated for the same period ending December 31, 1997. Lower revenues resulted from maintaining only a Pigeon Forge operation during the first quarter of 1999 whereas first quarter 1998 revenues included Pigeon Forge and Las Vegas, Nevada. Operating expenses (including project, general and administrative costs and depreciation) decreased from $684,484 for the three months ending December 31, 1997 to $396,193 for the same period ending December 31,1998. This decrease was principally due to significant reductions in salaries and wages as 1997 includes Pigeon Forge operation and eight weeks of operations in Las Vegas, whereas 1998 includes only Pigeon Forge operations and cost containment by management. While revenues decreased, this decrease was more than offset by lower operating expenses resulting in an operating income increase to $200,864 for first quarter 1999 from $169,606 for same period l998.

Country Tonite Theatre

     First quarter fiscal 1999, ending December 31, 1998, revenue of $2,078,434 decreased $201,870 or 8.8% from $2,280,304, from same period ending December 31, 1997. Paid attendance for the Country Tonite show totaled 31.3% of capacity for first quarter 1999 compared to 43.9% of capacity in the period 1998. Average ticket prices totaled $17.84 in first quarter fiscal 1999, compared to $17.56 for the same period fiscal 1998. While revenues slightly decreased due to lower attendance, revenue was partially supported by the addition of approximately 25 shows, from a total of 127 shows the first quarter of fiscal 1998 to 152 shows for the same period 1999. Through cost containment efforts by Company management, operating expenses (including project, general and administrative costs and depreciation) fell $238,711 or 16.4% to $1,217,333 for first quarter fiscal 1999, from $1,456,044 for the same period 1998. Operating income decreased by $129,891 or 15% to $689,452 for first quarter fiscal 1999, from $819,343 for first quarter fiscal 1998.

     The Company entered into an Asset Purchase Agreement to sell substantially all of the assets used in connection with the operation of the Country Tonite Show to On Stage Entertainment, Inc. The closing is subject to, among other things, On Stage's obtaining acceptable financing of the purchase price and approval of the sales transaction by a majority of the shareholders of On Stage and the Company. LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased from $1,151,925 at September 30, 1998 to $1,051,830 at December 31, 1998. Cash and cash equivalents does not reflect any funds from the anticipated sale of the entertainment division.

     In the 10-month period ending October 31, 1999, the Company will be required to repay or refinance obligations aggregating approximately $8,894,786 in principal amount (plus interest and premium). Three of the obligations, aggregating approximately $1.7 million in principal amount may be repaid by the Company in cash or common stock. The largest obligation, approximating $7.0 million in principal amount, is secured by a mortgage on the Company's property in Branson, Missouri. If the Company closes its sale transaction for certain of its entertainment division assets with On Stage, it will have the cash resources to repay from the cash proceeds of the sale, the mortgage loan on the Branson property. However, if the sale is not consummated, the Company will be obliged to try to refinance the mortgage obligation. If the Company retires the mortgage on or before May 1, 1999, the Company will be given a $300,000 discount.

     Subject to the foregoing, the Company expects that available cash from future operations will be sufficient to meet the capital expenditures, debt service and working capital requirements of its existing businesses for the next fiscal year.

     The Company has entered a Letter of Intent Agreement with a standstill component to build a state of the art spring water bottling plant in
Bentonville, Arkansas. The agreement is comprised of the Company and Mark McKinney, an entrepreneur. The Company retains a 60% interest in consideration for investing $5 million in the bottling plant. The business will spend an estimated $27 million on the facility, which will be equipped with state-of-the-art bottle blow molding equipment, to be competitive with the larger bottled water companies. The Company intends to produce and distribute premium natural spring water taking advantage of location, efficiency, and capacity of a natural spring source. At the same time the Company expects to fill a void by meeting the demand for bottled water and at the lowest price in the market today. Completion of the water bottling plant is contingent upon, among other things, the Company procuring $25 million in acceptable debt and equity financing. The Company has advanced Mark McKinney $150,000 through January 1999.

CAPITAL EXPENDITURES

     Capital expenditures by the Company were $5,100 for the period ending December 31, 1998 compared to $1,019,919 for the same 1997 period. While they consisted principally of purchases and expenditures for the casino in 1998.

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

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard requires enterprises to report certain information about operating segments, their products and services, geographic areas, and major customers. This standard is effective for years beginning after December 15, 1997. When the Company adopts this statement, it is not expected to have a material impact on the Company financial statements.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In 1995, a suit was brought against the Company in Federal District Court of New Jersey, which venue was later transferred to the Federal District Court for Southern Mississippi. Plaintiff (Gelb Productions, Inc., a New Jersey corporation) asserts it had a contract with the Company to provide eight professional boxing events at the Company's former Biloxi Star Theater. The complaint was thereafter amended by plaintiff to reflect additional allegations that defendant tortuously harmed plaintiff's business reputation and maliciously interfered with existing and prospective economic relationships. Settlement was reached with the plaintiff in December 1997, for $100,000 plus attorney's fees and expenses, totally $81,726.24 which was satisfied in November 1998, and claims were dismissed with prejudice.

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

     The Company has received notice that the action of CHQ against John J. Pilger (CEO of the Company) in Jackson County Circuit Court, Mississippi originally set in abeyance pending completion of arbitration proceeding, is now reconstituted. Cunningham alleges that Mr. Pilger and the Company owes CHQ approximately $40,000 for services rendered in 1994. The Company and Mr. Pilger deny these charges and plant to vigorously defend themselves in this matter.

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


Item 2.  Exhibits and Reports on Form 8-K

               A)       Exhibits

               Exhibit  - Financial Data Schedule

               o There have been no current reports on Form 8-K filing during the three months ended December 31, 1998:

                                   SIGNATURES

         In accordance with requirements of the Securities and Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

                                             CASINO RESOURCE CORPORATION



Date: February 12, 1998                      s/ John J. Pilger
                                             -----------------------------------
                                             John J. Pilger, President & CEO



Date: February 12, 1998                      s/ Karla Schlett
                                             -----------------------------------
                                             Karla Schlett, Financial Controller