Form 10KSB40/A
period 1998-09-30
CASINO RESOURCE CORP
filed 1999-03-18
CIK 899778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                   FORM 10-KSB
(Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998

                                       OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission file number 0-22242

                           CASINO RESOURCE CORPORATION
                 (Name of Small Business Issuer in its Charter)

          MINNESOTA                                      41-0950482
 (State or jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                      Identification No.)

                             707 Bienville Boulevard
                       Ocean Springs, Mississippi 39564 _
                    (Address of principal executive offices)

                    Issuer's telephone number: (228) 872-5558

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

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Company's revenues for the fiscal year ended September 30, 1998 were $3,305,396.

         As of December 29, 1998, 9,482,349 shares of Common Stock were outstanding, and the aggregate market value of such Common Stock (based upon the last reported sale price on the NASDAQ National Market), excluding outstanding shares beneficially owned by affiliates was approximately $4,551,573.

        Transitional Small Business Disclosure Format (Check one): Yes __; No X

                                     PART I

ITEM 1.  BUSINESS

Recent Developments

         During fiscal 1998, the Company determined that the best way to increase shareholder value was to change the focus of the Company's business. The Company reached this conclusion because the Company had been engaged for approximately a decade in businesses in, or related to, the gaming industry in the United States. The Company's entry into those industries was effected at a time when gaming was a relatively unexploited industry, except in very limited geographical areas, in the United States. By contrast, by 1998, the gaming industry had become ubiquitous in the United States, and many jurisdictions which do not currently engage or authorize gaming, were actively examining various gaming possibilities. Moreover, other jurisdictions where gaming was permitted were exploring new gaming opportunities. In short, the Company concluded that the industry had become increasingly competitive, and more difficult in which to make a profit.

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

         Fourth, and finally, the Company entered into a Letter of Intent with a standstill component, with Mark McKenny, an Arkansas business man, to build a spring water bottling plant. As conceived, the plant would incorporate high-technology blow mold bottling techniques which management believes are the most efficient available, and would, therefore, constitute a "state of the art" plant. If the transaction is completed, the Company will receive 60% of the equity for a minimum investment of $5 million. The parties expect to spend $27 million on the facility. The agreement is contingent upon, among other things,
(i) completion by the Company of a full legal and business due diligence examination; and (ii) the Company's obtaining debt and equity financing in the amount of not less than $25 million.

         Before signing the Letter of Intent, the Company examined a number of alternatives to its traditional businesses. In particular, the Company reviewed opportunities in the telecommunications and internet businesses, businesses in the recreational manufacturing and air charter business, as well as others. The Company decided to pursue the water bottling business because the Company believes that the demographics in the United States, the aging of the population and the emphasis on increasing health benefits were likely to keep long-term demand for the proposed product high.

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

         Also  in  January   1995,   the  Company   executed  a  Memorandum   of
Understanding  with the Promus  Companies  Incorporated,  now known as  Harrah's

Entertainment, Inc. ("Harrah's"), whereby Harrah's would act on behalf of itself and the Company in seeking the Pokagon award. A Management and Development Agreement was awarded by the Pokagon Band to a subsidiary of Harrah's in 1995, and final agreements between Harrah's and the Pokagon Band were entered into shortly thereafter. The agreements called for Harrah's to provide or cause to be provided loans to finance the construction of one or more casinos in the Pokagon Band's service area. The Band was to be responsible for repaying the loans and paying Harrah's a management fee, for each Pokagon casino. Pursuant to its
obligations  to  Harrah's,   Casino  Resource  facilitated  the  Band's  Federal
recognition status. Upon signing the Technical Assistance Agreement with Harrah's, Casino Resource was required, upon Harrah's request, to provide Harrah's with consulting services which could include lobbying, planning, developing, and management support.
From time to time, Casino Resource provided such services as requested.

         On October 18, 1998, the Pokagon Band announced that it had terminated its contract with Harrah's. The Company has asserted that it has a Right of First Refusal in regards to a gaming management contract, separate and apart from the gaming management contract which was the subject of the agreement between the Company and Harrah's, and in turn Harrah's and the Pokagon Band. The Company maintains that, although the Harrah's-Pokagon contract may have been terminated, the Right of First Refusal that the Company maintained separately from the agreement with Harrah's reverted back to the Company and with it the right to participate in a gaming management contract with the Pokagon Band.

         Under the agreement with Harrah's, the Company would have received 21.6% of Harrah's management fee as consulting fees over the term of Harrah's management contract with the Pokagon Band. The Company would have had no obligation to provide Harrah's or the Pokagon Band with any funding. However, to the extent not recouped by Harrah's from the Pokagon Band, the Company would reimburse Harrah's for the Company's share (21.6%) of specified development and licensing costs incurred by Harrah's. Under the agreement, Harrah's paid the Company a one-time fee of $250,000 (recorded in fiscal 1995 and collected in fiscal 1996) in connection with the signing of the Management and Development Agreement with the Pokagon Band, and a one-time fee of $600,000 as consideration for the relinquishment of any rights or claims to any other business venture of Harrah's and its affiliates, which was payable over five years, commencing with the opening of the first Pokagon casino. In turn, the Company agreed to pay Harrah's, $5,000 per month for a period of 40 months for the administration of the Pokagon contract, commencing with the opening of the first Pokagon casino.

         The Company must, in any event, reconfirm its Right of First Refusal with the Band relative to the Company securing its right to participate in a gaming management contract. There are no assurances that the National Indian
Gaming Commission ("NIGC") will approve the agreement which is the subject of the Company's asserted Right of First Refusal, nor is there any guarantee that even if NIGC approves the agreement that the Company will be able to find the appropriate partner to help finance the endeavor, although the Company has opened a dialog with a casino operator in an effort to do so.

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

                                      Common Stock                  Warrants
                                    High          Low          High          Low

FISCAL 1998
           First Quarter         $   2.00     $   1.06     $   0.41     $   0.09
           Second Quarter            1.38         0.81         0.19         0.06
           Third Quarter             1.19         0.69         0.13         0.06
           Fourth Quarter            1.13         0.50         0.09         0.03

FISCAL 1997
           First Quarter         $   2.23     $   1.31     $   0.28     $   0.13
           Second Quarter            2.45         1.38         0.25         0.13
           Third Quarter             1.97         1.25         0.22         0.09
           Fourth Quarter            2.19         1.19         0.44         0.06

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

         Of this sum, $454,730 was payable to Karen Nelson Bell, the Manager of the Country Tonite operation in Branson; Noreen Pollman, a director of the Company; and Matthew Walker, a third party consultant. Legal expenses increased $163,893 in 1998 over the costs in 1997 as a result of legal fees incurred in connection with the sale of the Grand Hinckley Inn, costs incurred in the proposed sale of the entertainment segment to On Stage, and litigation costs in connection with the Gelb case, which was settled during the course of the year. Accounting fees were $100,390 higher in 1998 than they were in 1997 as a result of increased services provided in connection with the sale of the Grand Hinckley Inn and the proposed sale of the entertainment segment to On Stage. Directors' fees increased by almost $17,000 in fiscal 1998 as a result of the change in policy with respect to the amortization of such fees.

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

Country Tonite Production Show

         Country Tonite Production show revenues totaled $2,037,669 in fiscal 1998, (including $1,762,971 eliminated in consolidation), a decrease of $1,833,214 from 1997. Operating income decreased to $238,184 in fiscal 1998 from $936,099 in fiscal l997 primarily as a result of the substantial reduction in revenues. Operating expenses (including project, general and administrative costs and depreciation) decreased from $2,934,785 in fiscal 1997 to $1,799,485 in fiscal 1998, or $1,135,300. This reduction is primarily a result of the closing of the Aladdin Hotel in November 1997. Salaries and wages decreased $917,023 and payroll taxes decreased $86,707. Other expenses decreased $124,793.

Country Tonite Theatre

         Fiscal 1998 revenue of $6,129,966 decreased $712,983 or 10.4%, from fiscal 1997 revenues of $6,842,949. Paid attendance for the Country Tonite show totaled 31% of capacity in 1998, compared to 38% of capacity in fiscal 1997. Average ticket prices totaled $17.52 in fiscal 1998, compared to $15.43 in fiscal 1997. While the average increased $2.09, the decrease in overall occupancy resulted in a decline in revenues for Country Tonite Theatre. Through cost containment efforts by Company management, operating expenses (including project, general and administrative costs and depreciation) fell $231,203 or 5.2% to $4,195,850 in fiscal 1998, from $4,427,053 in fiscal 1997, which was the result of cutbacks in the Golden Girls schedule. Operating income decreased $481,780 or 19.9% to $1,934,116 in fiscal 1998, from $2,415,896 in fiscal 1997.

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

         Subject to its ability to refinance the Branson mortgage in the event the On Stage transaction does not close, the Company expects that available cash from future operations will be sufficient to meet the capital expenditures, debt service and working capital requirements of its existing businesses for the next fiscal year.

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

YEAR 2000 UPDATE

         The "Year 2000 Issue" is whether the Company's computer systems will properly recognize date sensitive information when the year changes to 2000, or "00". Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has conducted preliminary reviews of its computer systems and its purchased software programs (including accounting software). Although the Company believes it will be required to replace its accounting software and probably its related computer hardware, it does not believe the Year 2000 Issue will pose any significant operational problems for its systems, software, or non-information technology operations.

         The Company has reviewed its accounting software; project information systems; including its Easy Ticket Reservation System software (a system for automated ticket reservation); Point of Sale system; and telecommunication system. All software that is not Year 2000 compliant, where available from supplier, will be replaced. Management is commencing the process of reviewing replacement systems. Vendor software replacement and upgrades are scheduled to be complete by September 30, 1999. In addition, the Company intends to make similar reviews of the systems of potential acquisition candidates for any financial or operational impact the Year 2000 Issue may pose.

         Although the Company has not yet incurred any Year 2000 Issue costs, it estimates that replacement of necessary accounting hardware and software, and the related costs of conversion and transition will approximate $15,000 to $20,000.

         In addition, the Company has completed a thorough inspection of its systems at the Branson, Missouri Theatre conducted by Easy Computer Systems, Inc. (provider of ticket reservations software and support to theatres) and has determined 15 personal computers will require upgrade for Year 2000 compliant components. The approximate cost for the upgrade at Branson is estimated to be less than $10,000. As of September 30, 1998 Shopline Computer Services evaluated the Pigeon Forge Theatre and determined 24 personal computers will require upgrade for Year 2000 compliant components. The approximately cost for the upgrade is estimated to be approximately $10,000.

         The only suppliers which the Company deems to be critical to its Year 2000 Issue are its outside payroll company and its financial institutions, all of which have provided assurances of Year 2000 compliance. The Company does not have any online or electronic dealings with any other vendor. Consequently, although other vendors or suppliers could conceivably have difficulty beginning in January, as long as the Company's own systems are satisfactory, the Company does not anticipate any material disruption in its business. The Company anticipates obtaining a printed statement of Company accounts from each of its vendors as of December 31, 1999 as a double check on future accounting entries.

         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on Company's operation. In a "worst case scenario," critical suppliers, despite their assurances to the contrary, will not be ready for the Year 2000, in which case, electronic interfaces with such critical suppliers could result in failure of the Company's systems, or difficulty in achieving accurate reconciliations with such suppliers. Any such difficulties could be expensive and time consuming to correct. The Company believes, at this time, that there should be minimal interruptions in its normal operations due to Year 2000.

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

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         All statements contained herein that are not historical facts are based on current expectations. Management believes these statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company as it pertains to development and start up of the Bottled Water business; failure by On Stage to obtain satisfactory financing underlying the purchase of CTE and CRC of Branson; changes in travel patterns which could affect demand for the Company's theatres or casinos; changes in development and operating costs, including labor, construction, land, equipment, and capital costs; general business and economic conditions; political unrest in Tunisia or the region; and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as to the date made.

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

         Dr. Timothy Murphy, age 38, was elected to serve as a director in 1997. Dr. Murphy is a Chiropractic doctor who has maintained his own practice for more than the past five years. Dr. Murphy serves as a trustee on the Board of Parker College, as well as being its finance chairman. Additionally, Dr. Murphy is a member of the American Chiropractic Association and serves on the Council of Diagnostic Imaging and Council on Sports Injury. Dr. Murphy serves as team Chiropractor to Mercy Cross High School, D'Iberville High School and Mississippi Sea Wolves Professional Hockey Team.

         Dennis Evans, age 52, was elected to serve as a director on March 17, 1997. Mr. Evans brings 30 years of sales and marketing business experience to the Board. Mr. Evans is an entrepreneur who has served as President of Evans Enterprise, a real estate brokerage business for more than the past five years. Mr. Evans also acted as a consultant to Silverleaf Resorts and NACO. Mr. Evans was a marketing employee of Country Tonite Theatre in Branson during 1995. Further, Mr. Evans acted as a marketing consultant to Country Tonite Pigeon Forge in 1996. From July 1997 to the present, Mr. Evans has acted as a consultant to assist with the marketing and general management of Casino Caraibe.

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

         The Company's outside directors (Messrs. Murphy, Ferrucci, Steiner and Ms. Pollman) receive $10,000 per year for serving as directors. Additionally, Messrs. Steiner, Evans and Ferrucci received $500 for each meeting which was attended in person, as well as reimbursement of travel costs. Messrs. Steiner, Ferrucci, Evans and Murphy receive an annual grant of Options to purchase 10,000 Shares, which are fully vested at the prevailing market price as of the date of grant. The directors who serve as officers of the Company do not receive any cash fees.

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

                                                                 Number of Shares           Percentage of
Name and Address of Beneficial Owner                        Beneficially Owned (1) (10)   Outstanding Shares
John J. Pilger ..................................                    1,026,768(2)              10.60%
Noreen Pollman ..................................                      125,000(3)               1.30%
John W. Steiner..................................                       76,000(4)               0.80%
Dr. Timothy Murphy...............................                       15,781(5)               0.17%
Dennis Evans ....................................                       50,100(6)               0.53%
Robert J. Allen..................................                      125,000(7)               1.30%
John Ferrucci....................................                       40,000(8)               0.42%
Kevin M. Kean ...................................                    1,400,944(9)              14.65%
All Directors and Executive Officers as a group (8 Persons)          1,458,649                 14.53%
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

                                          OPTION GRANTS IN FISCAL 1998(1)

                                       NUMBER OF                 % OF TOTAL
                                      SECURITIES               OPTIONS GRANTED           EXERCISE
                                      UNDERLYING                TO EMPLOYEES              PRICE            EXPIRATION
NAME                              OPTIONS GRANTED (#)          IN FISCAL 1998           ($/SHARE)             DATE
----------------------------- ---------------------------- ------------------------ ------------------- ------------------
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

                                            AGGREGATED OPTION EXERCISES
                                      AND FISCAL 1998 YEAR-END OPTION VALUES

                                                           NUMBER OF SECURITIES                     VALUE OF UNEXERCISED
                      SHARES                              UNDERLYING UNEXERCISED                        IN-THE-MONEY
                    ACQUIRED ON      VALUE                OPTIONS AT 9/30/98 (#)                   OPTIONS AT 9/30/98 ($)
                                                 ----------------------------------------- ----------------------------------------
                     EXERCISE       REALIZED
NAME                    (#)           ($)           UNEXERCISABLE         EXERCISABLE          UNEXERCISABLE        EXERCISABLE
------------------- ------------ --------------- --------------------- ------------------- ---------------------- -----------------
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         At September 30, 1998, John J. Pilger was indebted to the Company in the amount of $449,461 including principal and interest. Such obligations accrue interest at rates between 7% and 9.5% per year, mature from December 31, 1998, to December 31, 2001. Mr. Pilger is current on his obligations to the Company. The original loans include $150,000 advanced for the purchase by Mr. Pilger of a Mississippi residence in 1994 and $299,461 in other advances made to Mr. Pilger from 1994 to present. These transactions were done on terms as favorable to the Company as would have been available in arms' length transactions in the marketplace. These notes are required to be retired ratably over three years beginning January 1, 1999.

         As of September 30, 1998, Noreen Pollman has paid the Company in full for a loan which had an outstanding balance of $83,278 by applying a prorata share of money earned under terms of a Consulting Agreement during fiscal 1998, to satisfy the debt in full. The loan made to Ms. Pollman was on terms as favorable to the Company as would have been available in an arms' length transaction in the marketplace.

         Through September 30, 1998, the Company has advanced $10,677 including interest to Robert J. Allen, which note maintains an outstanding balance of $7,500 plus interest as of September 30, 1998. The loan made to Mr. Allen was on terms as favorable to the Company as would have been available in an arms' length transaction in the marketplace.

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

         (a) Exhibits

         The Exhibits to this Report are listed on pages 33-40 hereof.

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


DATE                                    SIGNATURE AND TITLE

_____________________                   s/ John J. Pilger
                                        John J. Pilger, Chief Executive Officer,
                                        President and Chairman of the Board of
                                        Directors and Chief Financial and
                                        Accounting Officer


_____________________                   s/ Noreen Pollman
                                        Noreen Pollman, Secretary


_____________________                   s/ Robert J. Allen
                                        Robert J. Allen, Vice President of
                                        Entertainment and Director


_____________________                   s/ Dr. Timothy Murphy
                                        Dr. Timothy Murphy, Director


_____________________                   s/ Dennis Evans
                                        Dennis Evans, Director


_____________________                   s/ John W. Steiner
                                        John W. Steiner, Director


_____________________                   s/ John Ferrucci
                                        John Ferrucci, Director

                                                              Sequentially
Exhibit No.         Description of Exhibit                    Numbered Pages
- ------------------------------------------------------------------------------

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

10.76 Lease for 707 Bienville (8)

10.77 Kevin Kean Settlement Agreement (8)

10.91 Employment Agreement (9)

10.92 Amendment to Employment Agreement (9)

10.93 Asset Purchase Agreement by and among On Stage Entertainment, Inc., Casino Resource Corporation, Country Tonite Enterprises, Inc., and CRC of Branson, Inc., dated September 21, 1998, relating to the sale of certain of the assets of the entertainment division of Casino Resource Corporation, including the theatre in Branson Missouri, and the Country Tonite Show (10)

10.94 Asset Purchase Agreement by and among Corporate Commission of the Mille Lacs Band of Ojibwe Indians and Casino Resource Corporation and Casino Building Corporation, dated June 29, 1998 relating to the sale of Grand Hinckley Inn hotel property to the Mille Lacs Band of Ojibwe Indians for $5.4 million dollars
(10)

10.95 Burkhart Agreement by and among Burkhart Ventures, LLC and Casino Resource Corporation and Casino Resource Corporation of Tennessee executed this agreement November 4, 1998, which terminated the Company's 60% Joint Venture ownership interest in CTT, LLC December 31, 1998 (10)

10.96 Extension of Promissory Note Maturity Date between Ahab of the Ozarks, Inc. and Casino Resource Corporation and CRC of Branson, Inc. dated December 22, 1998 extending maturity date of note with outstanding principal balance of approximately $7.1 million dollars from April 1, 1999 to October 1, 1999 (10)

10.97 Consulting Agreement, between the Company and Noreen Pollman, dated February 15, 1998 (10)

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


                                         BDO SEIDMAN, LLP



Chicago, Illinois
December 17, 1998

                                   Casino Resource Corporation and Subsidiaries
                                            Consolidated Balance Sheets
September 30,                                                                                 1998             1997
--------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
    Cash and cash equivalents                                                       $    1,151,925   $    2,254,295
    Accounts receivable - trade and other                                                  108,183           73,228
    Inventory                                                                               36,431           12,152
    Prepaid expenses (Note 3)                                                               59,013          804,899
    Deferred tax asset (Note 12)                                                         2,000,000                -
    Net assets held for sale - entertainment (Note 2)                                    2,384,615        3,812,250
    Net assets held for sale - hospitality (Note 2)                                              -        3,070,662
--------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                     5,740,167       10,027,486
--------------------------------------------------------------------------------------------------------------------

Property and Equipment, less accumulated depreciation and                                2,663,107        2,279,716
    amortization (Note 5)
--------------------------------------------------------------------------------------------------------------------

Noncurrent Assets
    Deferred development costs (Note 6)                                                          -        1,229,959
    Notes and advances receivable - related parties, net of allowance                      473,891          753,988
        for uncollectibles of $239,414 in 1998 and $189,121 in 1997 (Note 4)
    Note receivable, Palace Casino                                                         242,766          221,073
    Preopening costs, less accumulated amortization of $1,568,954 in                             -        1,164,458
        1998 and $0 in 1997 (Note 1)
    Other assets - net (Note 7)                                                             24,201          831,162
--------------------------------------------------------------------------------------------------------------------

Total Noncurrent Assets                                                                    740,858        4,200,640
--------------------------------------------------------------------------------------------------------------------


                                                                                    $    9,144,132   $   16,507,842
--------------------------------------------------------------------------------------------------------------------


                                   Casino Resource Corporation and Subsidiaries
                                            Consolidated Balance Sheets
September 30,                                                                                  1998              1997
----------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current Liabilities
    Accounts payable                                                                $       732,984   $     1,125,534
    Subordinated convertible debentures (Note 9)                                                  -           321,735
    Current maturities of long-term debt (Note 10)                                          188,344           374,329
    Accrued expenses and other liabilities (Note 8)                                       1,412,407         1,220,155
----------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                 2,333,735         3,041,753
----------------------------------------------------------------------------------------------------------------------

Long-Term Liabilities
    Long-term debt, less current maturities (Note 10)                                     2,481,405         3,379,204
    Subordinated convertible debentures (Note 9)                                            228,326           321,735
    Deferred rent (Note 11)                                                                       -           178,620
----------------------------------------------------------------------------------------------------------------------

Total Long-Term Liabilities                                                               2,709,731         3,879,559
----------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                         5,043,466         6,921,312
----------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1, 11, 16, 17, 18 and 19)

Stockholders' Equity (Notes 13, 14 and 15)
    Preferred stock, 8% cumulative; $.01 par value; authorized                                    -                 -
        5,000,000 shares; none issued
    Common stock, $.01 par value; authorized 30,000,000 shares;                              94,893            96,734
        9,489,314 and 9,673,364 shares issued and outstanding in 1998 and 1997, respectively
    Additional paid-in capital                                                           22,630,909        22,793,110
    Cumulative translation adjustment                                                     (310,000)                 -
    Deficit                                                                            (18,315,136)      (13,303,314)
----------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                                4,100,666         9,586,530
----------------------------------------------------------------------------------------------------------------------

                                                                                    $     9,144,132   $    16,507,842
----------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                   Casino Resource Corporation and Subsidiaries
                                       Consolidated Statements of Operations
Year ended September 30,                                                                      1998             1997
--------------------------------------------------------------------------------------------------------------------

Revenue
    Gaming                                                                          $    3,305,396   $            -
--------------------------------------------------------------------------------------------------------------------

Costs and Expenses
    Operating costs - gaming                                                             7,299,695                -
    General and administrative                                                           2,606,544        2,158,811
    Other income                                                                                 -        (156,196)
    Interest expense - net of interest income of $206,195 and $195,886                     497,482           46,404
        in 1998 and 1997, respectively
    Allowance for impaired asset (Note 6)                                                1,909,959                -
    Loss on abandonment of gaming projects - net (Note 1)                                        -          438,321
    Allowance for impaired receivable (Note 19)                                                  -          791,900
--------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                                12,313,680        3,279,240
--------------------------------------------------------------------------------------------------------------------

Loss from continuing operations before income tax benefit                              (9,008,284)      (3,279,240)

Income tax benefit (Note 12)                                                             2,000,000                -
--------------------------------------------------------------------------------------------------------------------

Loss from continuing operations                                                        (7,008,284)      (3,279,240)

Income from discontinued operations - entertainment (Note 2)                               824,794        2,132,876

Income from discontinued operations - hospitality (Note 2)                                 623,493        1,155,296

Gain on sale of discontinued operations - hospitality (Note 2)                             548,175                -
--------------------------------------------------------------------------------------------------------------------

Net (Loss) Income                                                                   $  (5,011,822)   $        8,932
--------------------------------------------------------------------------------------------------------------------

Basic and Fully Diluted Income (Loss) Per Common and Common
    Share
    Continuing operations                                                           $       (0.73)   $       (0.33)
    Discontinued operations                                                                   0.21             0.33
--------------------------------------------------------------------------------------------------------------------

Net (Loss) Income                                                                   $       (0.52)   $         0.00
--------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Common Shares Outstanding                                     9,616,155       10,015,873
--------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                                   Casino Resource Corporation and Subsidiaries
                                  Consolidated Statements of Stockholders' Equity

                                                                              Additional    Cumulative       Notes
                                                          Common Stock          Paid-in     Translation   Receivable -
                                                       Shares       Amount      Capital      Adjustment   Common Stock     Deficit
-----------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1996                           9,761,803    $97,618    $22,671,175   $      --   $ (1,232,000)  $(13,312,246)

Issuance of common stock - conversion of debentures     281,561      2,816        352,299          --             --             --
    and payment of accrued interest

Cancellation of common stock and receivable impairment (370,000)    (3,700)      (436,400)         --      1,232,000             --
    reserve (Note 19)

Debt discount relating to 13% convertible debentures         --         --        206,036          --             --             --

Net income                                                   --         --             --          --             --          8,932
-----------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1997                           9,673,364     96,734     22,793,110          --             --    (13,303,314)

Repurchase and cancellation of common stock            (184,050)    (1,841)      (166,701)         --             --             --

Cumulative translation adjustment                            --         --             --    (310,000)            --             --

Other                                                        --         --          4,500          --             --             --

Net loss                                                     --         --             --          --             --     (5,011,822)
------------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1998                           9,489,314    $94,893    $22,630,909   $(310,000)   $        --   $(18,315,136)
------------------------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                                   Casino Resource Corporation and Subsidiaries
                                       Consolidated Statements of Cash Flows

Year ended September 30,                                                                     1998              1997
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
    Net loss                                                                      $   (7,008,284)    $  (3,279,240)
    Adjustments to reconcile net loss to net cash used in
        operating activities
        Depreciation                                                                      642,690            44,774
        Amortization                                                                    1,771,678             5,351
        Minority interest in net loss of a consolidated subsidiary                      (280,963)         (341,206)
        Deferred tax asset                                                            (2,000,000)                 -
        Abandonment cost - gaming ventures                                                      -           438,321
        Discount upon conversion of convertible debentures                                212,315           243,226
        Reserve for impaired asset                                                      1,909,959           791,900
        Gain on sale of The Hinckley Hotel                                              (548,175)                 -
        Accretion of note receivable interest                                            (21,693)          (14,461)
        Changes in assets and liabilities
           Accounts receivable - trade and other                                         (34,955)            52,617
           Inventory                                                                     (24,279)          (12,152)
           Prepaid expenses                                                               745,886         (268,883)
           Other assets                                                                     4,237            11,030
           Accounts payable                                                             (392,550)          (47,915)
           Accrued expenses and other liabilities                                         192,252           278,253
           Deferred rent                                                                (178,620)           178,620
--------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                                 (5,010,502)       (1,919,765)
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
    Proceeds from sale of the Hinckley Hotel                                            2,029,241                 -
    Proceeds from sale of Palace Casino                                                         -           829,381
    Decrease in restricted cash                                                                 -           338,602
    Increase in deferred development costs                                                      -         (202,722)
    Refund of deferred development costs                                                        -           405,655
    Purchase of property and equipment                                                (1,026,081)       (2,106,353)
    Decrease (increase) in due from related parties                                       200,097         (197,093)
    Increase in preopening costs and other                                              (404,496)       (1,077,128)
    Proceeds from minority interest in a consolidated subsidiary                                -           280,000
--------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                                       798,761       (1,729,658)
--------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                                   Casino Resource Corporation and Subsidiaries
                                       Consolidated Statements of Cash Flows

Cash Flows From Financing Activities
    Payments on line-of-credit borrowings                                         $             -    $    (589,410)
    Proceeds from long-term debt                                                                -         2,959,470
    Payments on long-term debt                                                        (1,711,243)          (95,714)
    Payment of loan costs                                                                       -          (93,000)
    Repurchase of common stock                                                          (168,542)                 -
    Warrant expense                                                                         4,500                 -
--------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by financing activities                                   (1,875,285)         2,181,346
--------------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash                                                  (29,037)                 -

Cash Provided by Discontinued Operations - Entertainment                                2,252,429         1,785,196

Cash Provided by Discontinued Operations - Hospitality                                  2,761,264         1,206,798
--------------------------------------------------------------------------------------------------------------------

Net (Decrease) Increase in Cash and Cash Equivalents                                  (1,102,370)         1,523,917

Cash and Cash Equivalents, at beginning of year                                         2,254,295           730,378
--------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, at end of year                                         $     1,151,925    $    2,254,295
--------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information
    Cash paid (received) during the year for
        Interest                                                                  $       632,783    $      172,769
        Income taxes                                                                      (8,047)            25,908

Supplemental Disclosures of Noncash Investing and Financing
    Activities
    Conversion of subordinated convertible debentures and payment of              $             -    $      355,115
        accrued interest
    Note received from sale of interest in the Palace Casino                                    -           206,612
    Debenture issued in connection with the Company's interest in the
        Palace Casino                                                                           -         1,388,430

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

         BASIS OF
         PRESENTATION
                                    The  accompanying   consolidated   financial
                                    statements  include  the  accounts of Casino
                                    Resource Corporation and its majority and wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company has recognized 100% of the loss of CRC of Tunisia, S.A., its 85% owned subsidiary for 1998 and 1997 because the loss has exceeded the minority interest's investment in the subsidiary.

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

         TRANSLATION
         OF FOREIGN                 The Company follows the  translation  policy
         CURRENCIES                 as  provided  by   Statement   of  Financial
                                    Accounting  Standards  Board No. 52 "Foreign
                                    Currency    Translation."   The   functional
                                    currency is the Tunisian dinar. Accordingly,
                                    assets and liabilities are translated at the
                                    exchange  rate at the  balance  sheet  date.
                                    Income and expense  items are  translated at
                                    the   average   exchange   rate   prevailing
                                    throughout the year. Gains and losses from foreign currency transactions included in operations are not material.

         RECENT
         ACCOUNTING                 In  June  1997,  the  Financial   Accounting
         PRONOUNCEMENTS             Standards   Board   issued   SFAS  No.  130,
                                    "Reporting Comprehensive Income." The new standard discusses how to report and display comprehensive income and its components.
                                    Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. This standard is effective for years beginning after December 15, 1997.
                                    When the Company adopts this statement, it is not expected to have a material impact on the presentation of the Company's financial statements.

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

                                    (a)     On June 29,  1998,  the Company sold
                                            the   Hinckley   Hotel   (The  Grand
                                            Hinckley   Inn)  for  $5.4  million.
                                            Accordingly,  operating results have
                                            been  reclassified  and  reported as
                                            discontinued operations hospitality.
                                            Management  used the proceeds to the
                                            hotel  debt  and  the  note  payable
                                            collateralized  by the  stock of the
                                            subsidiary   that   owns  the  Grand
                                            Hinckley Inn.

                                            Operating     results     of     the
                                            discontinued operations exclusive of
                                            corporate charges are as follows:

                                                       1998            1997
                                     ------------------------------------------
                                     Revenues       $2,255,037     $3,965,710
                                     ------------------------------------------
                                     Net income     $  623,493     $1,155,296
                                     ------------------------------------------

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

                                            Assets   and   liabilities   of  the
                                            discontinued   operations   are   as
                                            follows at September 30:

                                                                       1997
                      -------------------------------------------------------
                      Current assets
                        Cash and cash equivalents                 $   219,304
                        Accounts receivable - trade and other         175,467
                        Inventory                                      11,725
                        Prepaid expenses                               88,819
                      -------------------------------------------------------
                                                                  $   495,315
                      -------------------------------------------------------
                      Noncurrent assets
                        Property and equipment, at cost           $ 6,370,478
                        Less accumulated depreciation and
                          amortization                             (1,299,441)
                        Other assets                                   22,333
                      -------------------------------------------------------
                                                                  $ 5,093,370
                      -------------------------------------------------------
                      Long-term debt                              $ 2,518,023
                      -------------------------------------------------------
                      Net assets held for sale                    $ 3,070,662
                      -------------------------------------------------------

                    (b) In September, 1998 the Company entered into an Asset Purchase Agreement to sell substantially all of the assets used in connection with operations of the Country Tonite Theater and the Country Tonite Enterprises to On Stage Entertainment, Inc., a Nevada corporation ("On Stage"), for $13.8 million, of which $12.5 million is payable in cash, and the balance of which is payable by delivery of a two year subordinated 9.5% note in the amount of $1.3 million. A portion of the proceeds from the proposed sale will be used to retire the mortgage on the Theater. Consummation of the sale is subject to, among other things, On Stage's obtaining acceptable financing of the purchase price and approval of the sales transaction by a majority of the shareholders of On Stage and the Company. Because no such financing has been obtained, no closing date has been set. Assets held for sale are stated at net realizable value and the anticipated gain on sale will be approximately $5,000,000.

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

                         Operating   results  of  the  discontinued   operations
                         exclusive of corporate charges are as follows:

                                                        1998              1997
 ------------------------------------------------------------------------------

 Revenues                                     $    9,735,443   $    11,734,554
 ------------------------------------------------------------------------------

 Net income                                   $      824,794   $     2,132,876
 ------------------------------------------------------------------------------


              Interest  on  the  mortgage   payable   charged  to   discontinued
              operations totaled $687,324 and $696,998 for the years ended September 30, 1998 and 1997, respectively.

                                                         1998             1997
-------------------------------------------------------------------------------

Current assets
    Cash and cash equivalents                $        361,107   $      623,568
    Accounts receivable - trade and                   208,253          282,320
        other
    Inventory                                         224,466          274,028
    Prepaid expenses                                  104,724          229,887
-------------------------------------------------------------------------------

                                             $        898,550   $    1,409,803
-------------------------------------------------------------------------------

Noncurrent assets
    Property and equipment at cost           $     11,150,546   $   11,150,546
    Less accumulated depreciation                 (2,947,245)      (2,270,416)
        and amortization
    Cost in excess of fair market                     723,742          723,742
        value
    Less accumulated amortizated                    (221,144)        (172,894)
    Preopening costs                                  548,309          548,309
    Less accumulated amortization                   (548,309)        (211,842)
    Other assets                                       35,453           57,414
    Less accumulated amortization                    (30,250)          (3,216)
-------------------------------------------------------------------------------

                                             $      8,711,102   $    9,821,643
-------------------------------------------------------------------------------

Long-term debt                               $      7,225,037   $    7,419,196
-------------------------------------------------------------------------------

Net assets held for sale                     $      2,384,615   $    3,812,250
-------------------------------------------------------------------------------

3.       PREPAID EXPENSES Prepaid expenses consist of the following:

September 30,                                         1998              1997
------------------------------------------------------------------------------
Insurance                                      $       34,798   $       32,523
Rent                                                        -          560,030
Consulting fees                                             -          206,848
Miscellaneous                                          24,215            5,498
------------------------------------------------------------------------------
                                               $       59,013   $      804,899
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

5.       PROPERTY AND
         EQUIPMENT                  Property  and   equipment   consist  of  the
                                    following:

September 30,                                                1998               1997
-------------------------------------------------------------------------------------
Land and improvements                             $        83,000    $             -
Buildings                                                 137,000            137,000
Leasehold improvements                                  1,106,802            688,541
Furniture, fixtures and equipment                       2,079,407          1,554,587
-------------------------------------------------------------------------------------

                                                        3,406,209          2,380,128

Less accumulated depreciation                           (743,102)          (100,412)
    and amortization
-------------------------------------------------------------------------------------

Net property and equipment                        $     2,663,107    $     2,279,716
-------------------------------------------------------------------------------------


6.       DEFERRED
         DEVELOPMENT
         COSTS The Company purchased in 1995 from Monarch Casino, Inc. the rights to the Pokagon Indian gaming contract. The Company, in turn, entered into an agreement with Harrah's Entertainment, Inc., ("Harrah's") whereby the Company's rights to the Pokagon contract were assigned to Harrah's in return for a share of Harrah's future management fee from operations of planned Pokagon Tribal casinos. In addition to the agreement, Harrah's agreed to reimburse the Company $600,000 for costs associated with the venture related to the Eastern Band of Cherokee Indians.

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

7.       OTHER ASSETS Other assets consist of the following:

September 30,                                                    1998           1997
-------------------------------------------------------------------------------------
Deposits and miscellaneous                                $    24,201    $    28,438

Due from Harrah's (Note 6)                                          -        600,000

Organization costs, less amortization of                            -        115,075
    $115,075 and $0

Loan origination costs, less amortization of                        -         87,649
    $93,000 and $5,351
-------------------------------------------------------------------------------------

                                                          $    24,201    $   831,162
-------------------------------------------------------------------------------------

8.       ACCRUED EXPENSES AND OTHER LIABILITIES

                 Accrued   expenses  and  other   liabilities consist of the
                 following:

September 30,                                                 1998              1997
-------------------------------------------------------------------------------------
Professional fees                                    $     308,813    $       83,188
Payroll and payroll taxes                                  261,291           297,455
Interest                                                   207,633           159,102
Gaming taxes                                               158,736                 -
Deferred income                                            120,239            55,123
Sales tax                                                   94,888            89,098
Insurance                                                   67,275           112,497
Other                                                      193,532           423,692
-------------------------------------------------------------------------------------

                                                     $   1,412,407    $    1,220,155
-------------------------------------------------------------------------------------

9.   SUBORDINATED
     CONVERTIBLE
      DEBENTURES

                                    In September  1997, the Company  completed a
                                    placement  of  $800,000,   13%  subordinated
                                    convertible debentures (with net proceeds of
                                    $707,000).  The  debentures  have a one-year
                                    maturity  with  conversion  into  shares  of
                                    common  stock on or before  the  anniversary
                                    date at a price  equal to 83%  market  value
                                    based on the then current trading prices. At
                                    the issuance  date,  the Company  recorded a
                                    debt    discount   of   $206,036    with   a
                                    corresponding  credit to additional  paid-in
                                    capital.  The  discount  is being  amortized
                                    over 90 days,  which represents the required
                                    holding   period  of  the   debentures.   On
                                    December 12, 1997, $400,000 principal amount
                                    of debentures  plus interest was redeemed in
                                    cash.  In August  1998,  $171,674  principal
                                    amount  of  debentures   plus  interest  was
                                    redeemed in cash. The remaining  $228,326 of
                                    debenture   principal  was  restructured  to
                                    permit   the   conversion   of  25%  of  the
                                    debentures into common stock each month beginning on January 1, 1999 with a final conversion date of April 1, 1999.

                                    In February  1996,  the Company  completed a
                                    private   placement   of   $1,650,000,    8%
                                    subordinated  convertible  debentures  (with
                                    net proceeds of $1,493,000).  The debentures
                                    have a  one-year  maturity  with  conversion
                                    into  shares of common  stock on or prior to
                                    the anniversary date at a price equal to 75%
                                    of market  value  based on the then  current
                                    trading  prices.  At the issuance  date, the
                                    Company recorded a debt discount of $550,000
                                    with a  corresponding  credit to  additional
                                    paid-in capital.  The discount was amortized
                                    over 90 days,  which represents the required
                                    holding  period  of the  debentures.  During
                                    1997,   the   remaining   $350,000   of  the
                                    principal  amount  of  the  debentures  were
                                    converted   into  281,561   common   shares,
                                    respectively.

10.      LONG-TERM
         DEBT                       Long-term debt consists of the following:

September 30,                                           1998           1997
------------------------------------------------------------------------------

     Debenture, interest at 6%, $1,500,000
       principal amount, discounted to an
       effective interest rate of 10%.
       Principal and accrued interest are due
       on January 31, 1999, payable in cash
       or at the Company's discretion, in
       common stock (a).                          $1,481,405     $1,425,620


     Notepayable with interest at 10% of
       operating income, as defined, of the
       subsidiary that operates the Tunisian
       casino, due August 2022. The note is
       convertible solely at the lender's
       discretion into the Company's
       subsidiary's common stock, subject to
       regulatory approvals.                       1,000,000      1,000,000

     Notepayable, interest at prime plus 3%,
       collateralized by gaming equipment,
       payable in monthly installments of
       $30,800 including interest through
       December 1998.                             $   96,872    $   431,713

     Note payable, interest at 9.5%,
       collateralized by real estate, payable
       in monthly installments of $1,139
       through April 1999 with a final
       payment of $88,497 due in May 1999.            91,472         96,200

     Note payable, interest at the greater of
       20% per annum or 5% of the gross
       gaming win of the casino in Tunisia
       for its first year of operations,
       collateralized by the stock of the
       Company's subsidiary that owns the
       Grand Hinckley Inn, paid off on June
       29, 1998. (See Note 2.)                            --        800,000

-------------------------------------------------------------------------------

                                                   2,669,749      3,753,533
Less current maturities                             (188,344)      (374,329)
-------------------------------------------------------------------------------

Total long-term debt                            $  2,481,405    $ 3,379,204
-------------------------------------------------------------------------------

Maturities of long-term debt are as follows:

Year ending September 30,
-------------------------------------------------------------------------------

1999                                                            $ 1,669,749
2000                                                                     --
2001                                                                     --
2002                                                                     --
2003                                                                     --
Thereafter                                                        1,000,000
-------------------------------------------------------------------------------

                                                                $ 2,669,749
-------------------------------------------------------------------------------

(a) The Company intends to satisfy the liability by the issuance of stock at the maturity date, January 31, 1999. Accordingly, the debt has been excluded from current maturities, in the accompanying consolidated balance sheet.

The carrying value of the long-term debt approximates market value.

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

                                    Minimum   annual   rental   commitments   of
                                    continuing   operations   of   noncancelable
                                    operating  leases  covering  facilities  and
                                    equipment   at   September   30,   1998  are
                                    approximately:

               Year ending September 30,
               ---------------------------------------------------------------
               1999                                          $        625,000
               2000                                                   620,000
               2001                                                   606,000
               2002                                                   581,000
               2003                                                   531,000
               ---------------------------------------------------------------
                                                             $      2,963,000
               ---------------------------------------------------------------


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

12.      TAXES ON
         INCOME  (BENEFIT) The  composition  of taxes on income  (benefit) is as follows:

                                                   1998                  1997
Current
    Federal                                    $        --         $   360,000
    Utilization of net operating loss                   --            (360,000)
        carryforward
    Adjustment of valuation allowance           (2,000,000)                 --
--------------------------------------------------------------------------------
Total taxes on income (benefit)                $(2,000,000)        $        --
--------------------------------------------------------------------------------


         The Company and its subsidiaries file a consolidated federal income tax return.

         Deferred income taxes consist of the following:

September 30,                                                1998               1997
-------------------------------------------------------------------------------------
Total deferred tax assets, relating               $     4,926,000    $     4,200,000
    principally to net operating loss
    carryforwards

Deferred tax liabilities                                        -                  -
-------------------------------------------------------------------------------------
                                                        4,926,000          4,200,000
Less valuation allowance                               (2,926,000)        (4,200,000)
-------------------------------------------------------------------------------------

Total net deferred tax asset                      $     2,000,000    $             -
-------------------------------------------------------------------------------------

                                    The Company has  realized a net deferred tax
                                    asset  of  $2,000,000  as it is more  likely
                                    than not that this  amount  will be realized
                                    upon the sale of the Company's entertainment
                                    segment.   The   Company   has   recorded  a
                                    valuation allowance equaling the remaining deferred tax asset due to the uncertainty of its realization in the future. At September 30, 1998, the Company had U.S. federal net operating loss carryforwards available to offset future taxable income as follows:

                                   Loss Year            Amount   Expiration Date
                                   ---------            ------   ---------------
                                       1994       $  9,574,341         2009
                                       1995            687,001         2010
                                       1996              5,297         2011
                                       1997             22,420         2017
                                       1998            327,053         2018
                                                  ------------
                                                  $10,616,112
                                                  ===========

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

                                    During 1997,  certain  individuals  received
                                    30,500 options as a condition of employment and a consultant received 20,000 options. The exercise price per share is between $1.625 and $1.813 for the employment options and $1.375 for the consultant options, and expire in 2002 and 2000, respectively.

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

                                               Shares          Exercise     Weighted
                                                                  Price      Average
                                                              Per Share     Exercise
                                                                               Price
-------------------------------------------------------------------------------------
Outstanding, September 30, 1996               391,400    $  1.60 - 3.75        $2.15
    Granted                                   512,000       1.34 - 1.56         1.43
    Exercised                                       -                 -            -
    Canceled and expired                      (6,600)       1.56 - 3.13         1.94
-------------------------------------------------------------------------------------

Outstanding, September 30, 1997               896,800       1.34 - 3.75         1.71
    Granted                                   420,000       0.94 - 1.88         1.00
    Exercised                                  10,000              3.31         3.31
    Canceled and expired                    (432,667)       1.34 - 3.13         1.45
-------------------------------------------------------------------------------------

Outstanding, September 30, 1998               874,133    $  0.94 - 3.75        $1.48
====================================================================================


Options exercisable at
    September 30, 1998                        716,633    $  0.94 - 3.75        $1.55
-------------------------------------------------------------------------------------

Options available for future grant             86,867
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

                                    The weighted-average,  grant-date fair value
                                    of stock options granted to employees during
                                    the   year,    and   the    weighted-average
                                    significant  assumptions  used to  determine
                                    those   fair   values,   using  a   modified
                                    Black-Sholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under Statement of Financial Accounting Standards No. 123, are as follows:

                                                    1998               1997
-----------------------------------------------------------------------------------
Weighted average fair value per
    options granted                           $        0.68         $         1.16
Significant assumptions (weighted-
    average)
    Risk-free interest rate at grant
        date                                           5.55%                  6.76%
    Expected stock price volatility                    0.56                   0.85
    Expected dividend payout                             --                     --
    Expected option life (years) (a)                   10.0                   9.51
Loss from continuing operations
    As reported                               $  (7,008,284)        $   (3,279,240)
    Pro forma                                    (7,293,334)            (3,875,030)
Loss per share from continuing
  operations
    As reported                               $       (0.73)        $        (0.33)
    Pro forma                                         (0.76)                 (0.39)

          (a)  The expected  option life considers  historical  option  exercise
               patterns   and  future   changes  to  those   exercise   patterns
               anticipated at the date of grant.

              The following table summarizes information about stock options outstanding at September 30, 1998:

                           Options Outstanding                 Options Exercisable
                 -----------------------------------------    -----------------------
Range of               Number    Weighted-      Weighted-         Number   Weighted-
Exercise          Outstanding      Average        Average     Exercisable    Average
Prices             at 9/30/98    Remaining       Exercise             at    Exercise
                               Contractual          Price        9/30/98       Price
                                      Life
-------------------------------------------------------------------------------------
$0.94 - 1.94          709,833     8.7 yrs.          $1.29        557,333       $1.34
$2.00 - 2.13          127,000     6.2 yrs.           2.03        127,000        2.03
$3.13 - 3.75           37,300     6.2 yrs.           3.18         32,300        3.18
                 --------------------------------------------------------------------
                      874,133     8.2 yrs.          $1.48        716,633       $1.55
                 ====================================================================

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

                                    Specified   financial   information  of  the
                                    foreign operation is as follows:

Year ended September 30,                               1998               1997
--------------------------------------------------------------------------------

Revenue                                           $  3,305,396      $         --
--------------------------------------------------------------------------------

Operating loss                                    $ (3,994,299)     $         --
--------------------------------------------------------------------------------

Identifiable assets                               $  2,842,005      $ 4,164,685
--------------------------------------------------------------------------------


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