Form 10QSB
period 1999-03-31
CASINO RESOURCE CORP
filed 1999-05-21
CIK 899778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

                         Commission file number: 0-22242

                           CASINO RESOURCE CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Minnesota                                41-0950482
                  ---------                                ----------
    (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)

                             707 Bienville Boulevard
                        Ocean Springs, Mississippi 39564
                    (Address of Principal Executive Offices)

                                  228-872-5558
                                  ------------
                (Issuer's Telephone Number, Including Area Code)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of May 17, 1999, 11,854,700 Shares of Common Stock and 2,760,000 of Redeemable Class A Warrants of the Company were outstanding.

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB


PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                  CASINO RESOURCE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                   March 31,       September 30,
ASSETS                                                1999           1998 (1)
Current Assets
Cash and cash equivalents                          $    562         $  1,152
Accounts receivable, net                                115              108
Palace Receivable                                        94              243
Inventory                                                87               36
Prepaid expenses                                        315               59
Deferred tax asset                                       --            2,000
Net assets held for sale - entertainment                 --            2,385
                                                 ---------------------------
Total Current Assets                                  1,173            5,983

Property and Equipment                               14,505            3,406
Less accumulated depreciation                        (4,184)            (743)
                                                 ---------------------------
Net Property and Equipment                           10,321            2,663

Other Assets
Related parties assets, net of allowance                516              474
Intangibles, net                                        478               --
Miscellaneous                                           124               24
                                                 ---------------------------
Total Other Assets                                    1,118              498
                                                 ---------------------------
                                                   $ 12,612         $  9,144
                                                 ===========================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                   $    689         $    733
Accrued expenses and other liabilities                  891            1,412
Line-of-credit and current maturities of
   long-term debt                                     7,555              188
                                                 ---------------------------
Total Current Liabilities                             9,135            2,333

Long-Term Liabilities                                 1,456            2,710
                                                 ---------------------------
Total Liabilities                                    10,591            5,043


Commitments and Contingencies

Stockholders' Equity
Common Stock, $0.01 par value;                          119               95
     Authorized 30,000,000 shares;
     11,854,700 shares issued & outstanding
     as of 3/31/99
Preferred Stock, 8% cumulatives; $0.01
     par value; authorized 5,000,000 shares
     0 issued & outstanding
Additional Paid in capital                           23,800           22,631
Cumulative Translation Adjustment                      (310)            (310)
Deficit                                             (21,588)         (18,315)
                                                 ---------------------------

Total Stockholders' Equity                            2,021            4,101
                                                 ---------------------------
Total Liabilitites & Stockholders' Equity          $ 12,612         $  9,144
                                                 ===========================

(1) Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

                  CASINO RESOURCE CORPORATION AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED MARCH 31
                                   (unaudited)
                      (in Thousands, except per share data)

                                                                    1999                1998
                                                                    ----                ----
Income from Continuing Operations
Entertainment Revenues                                           $     3,922         $     4,174
Gaming revenues                                                        1,141               1,076
Operating costs - entertainment                                        3,312               4,053
Operating costs - gaming                                               1,536               2,772
General and administrative expenses                                    1,194               1,484
Gain on Sale of Joint Venture                                             91                  --
Other expense - net                                                      385                 593
Minority interest in operation of subsidiary                              --                (295)
                                                                 -------------------------------
Loss from Continuing Operations Before Income Tax Expense             (1,273)             (3,357)
Income tax expense                                                    (2,000)                 --
                                                                 -------------------------------
Loss from Continuing Operations                                       (3,273)             (3,357)
Income from discontinued operation                                        --                 372
                                                                 -------------------------------
NET LOSS                                                              (3,273)             (2,985)
                                                                 ===============================

Basic and Fully Diluted Income (Loss)
    Per Common Share
Loss from Continuing Operations                                  $     (0.33)        $     (0.34)
Income from discontinued operations                                                         0.04
                                                                 -------------------------------
Net loss per share                                               $     (0.33)        $     (0.30)
                                                                 ===============================

Weighted average shares
    of Common Shares Outstanding                                   9,830,834           9,846,366
                                                                 ===============================


Condensed form unaudited financial statements. The accompanying notes are an integral part of these condensed financial statements.

                           CASINO RESOURCE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                        FOR THE SIX MONTHS ENDED MARCH 31
                                   (unaudited)
                      (In thousands, except per share data)

                                                                   1999           1998
                                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                                  (3,273)         (3,357)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   PROVIDED USED IN OPERATING ACTIVITIES
Depreciation and amortization                                       574           1,364
Reversal of Deferred Tax Asset                                    2,000
Discount upon conversion of debentures                               19             157
Minority Interest in net loss of consolidated subsidiary             --            (295)
Gain on sale of Joint Venture                                       (91)             --
Loss on Impairment of Palace note receiveable                        56              --
Accretion of notes receviable                                        (7)             --
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable                                                 201             (12)
Inventory                                                           174              31
Prepaid expenses                                                   (151)            235
Other assets                                                        (95)           (192)
Account payable                                                      96             140
Accrued expenses                                                   (241)            640
                                                                -----------------------
NET CASH USED IN CONTINUING OPERATING                              (738)         (1,289)
   ACTIVITES

INCOME FROM DISCONTINUED OPERATION                                   --             372
                                                                -----------------------

NET CASH USED IN OPERATING ACTIVITIES                              (738)           (917)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in net assets of discontinued operation                     --             276
Purchase of property and equipment                                  (37)         (1,053)
Increase in deferred development costs - net                         --              (2)
Increase in due to/from related parties - net                       (42)             41
Proceeds from Sale of Joint Venture                                  20              --
                                                                -----------------------
NET CASH USED IN INVESTING ACTIVITIES                               (59)           (735)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of debentures and draws on line-of-credit                  50             100
Payments on line-of-credit and long-term debt                      (204)           (791)
                                                                -----------------------
NET CASH USED IN FINANCING ACTIVITIES                              (154)           (691)

Net Decrease in Cash and Cash Equivalents                          (951)         (2,343)

CASH AND CASH EQUIVALENTS
At beginning of period                                            1,513           2,878
                                                                -----------------------
At end of period                                                $   562         $   535
                                                                =======================

Condensed from unaudited financial statements. The accompanying notes are an integral part of these condensed financial statements.

                  CASINO RESOURCE CORPORATION AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (unaudited)
                      (in Thousands, except per share data)

                                                                      1999                 1998
                                                                 ------------         ------------
Income from Continuing Operations
Entertainment Revenues                                           $        489         $        526
Gaming revenues                                                           580                  541
Operating costs - entertainment                                           894                1,358
Operating costs - gaming                                                  635                1,361
General and administrative expenses                                       581                  749
Gain on Sale of Joint Venture                                              91                   --
Other (income) expense - net                                              162                 (130)
Minority interest in operation of subsidiary                               --                 (194)
                                                                 ---------------------------------
Loss from continuing operations before Income Tax Expense              (1,112)              (2,077)
Income tax expense                                                     (2,000)                  --
                                                                 ---------------------------------
Loss from contining operations                                         (3,112)              (2,077)
Income from discontinued operation                                         --                   89
                                                                 =================================
NET LOSS                                                         $     (3,112)        $     (1,988)
                                                                 =================================

Basic and Fully diluted Income (Loss)
     Per Common Share
Loss from Continuing Operations                                  $      (0.31)        $      (0.21)
Income from discontinued operations                                                           0.01
                                                                 ---------------------------------
Net loss per share                                               $      (0.31)        $      (0.20)
                                                                 =================================

Weighted average shares                                            10,176,149            9,798,324
    of Common Shares Outstanding                                 =================================


Condensed from unaudited financial statements. The accompanying notes are an integral part of these condensed financial statements.

                   Casino Resource Corporation and Subsidiary
                 Condensed Consolidated Statements of Cash Flow
                       For the Three Months ended March 31

                                                                  1999            1998
                                                                -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                                  (3,112)         (2,077)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   PROVIDED USED IN OPERATING ACTIVITIES
Depreciation and amortization                                       286             890
Gain on Sale of Joint Venture                                       (91)             --
Reversal of Deferred Tax Asset                                    2,000              --
Loss on Impairment of Palace note receviable                         56              --
Minority Interest in net loss of consolidated subsidiary           (194)
Reserve for impaired receivable                                      --            (260)
Accretion of notes receivable                                        (2)             --
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable                                                 123             (25)
Prepaid expenses                                                    (27)             (3)
Inventory                                                             8              --
Other assets                                                         --            (108)
Account payable                                                     130             220
Accrued expenses                                                    (25)            409
                                                                -----------------------
NET CASH USED IN CONTINUING OPERATING ACTIVITIES                   (654)         (1,148)

INCOME FROM DISCONTINUED OPERATION                                   --              89
                                                                -----------------------

NET CASH USED IN OPERATING ACTIVITIES                              (654)         (1,059)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in net assets of discontinued operation                     --             386
Purchase of property and equipment                                  (32)            (35)
Decrease in deferred development costs - net                         --              18
Decrease in due to/from related parties - net                       (21)            (32)
Proceeds from Sale of Joint Venture                                  20              --
                                                                -----------------------
NET CASH (USED IN) PROVIDED BY  INVESTING ACTIVITIES                (33)            337

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of debentures and draws on line-of-credit                  50             100
Payments on line-of-credit and long-term debt                       (84)           (258)
                                                                -----------------------
NET CASH USED IN FINANCING ACTIVITIES                               (34)           (158)

Net Decrease in Cash and Cash Equivalents                          (721)           (880)

CASH AND CASH EQUIVALENTS
At beginning of period                                            1,283           1,415
                                                                -----------------------
At end of period                                                $   562         $   535
                                                                =======================

Condensed from unaudited financial statements. The accompanying notes are an integral part of these condensed financial statements.

                  CASINO RESOURCE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1:  Business

         Casino Resource Corporation and Subsidiaries (the "Company") is engaged in the entertainment and gaming industry.

         Casino Resource Corporation operates and manages the Country Tonite Theatre in Branson, MO. Additionally, Casino Resource Corporation owns and operates a musical production company, Country Tonite Enterprises, which provides Country and Western musical entertainment to Country Tonite Theatre, LLC, Pigeon Forge, TN, as well as its own theatre in Branson, MO. The Company leases and operates a casino in Tunisia through its 85% owned subsidiary (CRC of Tunisia S.A.), which opened October 18, 1997.

         Prior to 1998, the Company operated an additional hospitality business segment. On June 28, 1998, the Company sold the Hinckley Hotel for $5.4 million. Accordingly, operating results have been reclassified and reported as "discontinued operations."

         In September 1998, the Company entered into an Asset Purchase Agreement to sell substantially all of the assets used in connection with operations of the Country Tonite Theatre and Country Tonite Enterprises to On Stage Entertainment, Inc., ("On Stage"), for $13.8 million. However, in April 1999 (subsequent to these financials), the Agreement between the Company and On Stage was terminated. Operating results have been reclassified and reported as "continuing operations".

         The Company sold it's 60% interest in the Joint Venture, Country Tonite Theatre, LLC in Pigeon Forge, Tennessee for $20,000 to the 40% Joint Venture owner, Burkhart Ventures, LLC, effective December 31, 1998. As a result, the Company has recognized a "gain on the sale" in the amount of $91,000.

NOTE 2:  Basis of Presentation

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of results for the interim periods.

         Certain reclassifications of prior period amounts have been made to conform to current period presentation.

         The results of operations for the six-month and three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 3   Deferred Tax Asset

         The Company recognized a $2,000,000 income tax benefit in fiscal 1998 that was to be realized upon the sale of its entertainment segment in fiscal 1999. On April 19, 1999, the Company was notified by On Stage that it was unable to obtain the financing necessary to complete the sale. The $2,000,000 tax benefit that was recorded in fiscal 1998 has been reversed in fiscal 1999 due to the termination of the sale to On Stage.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods reflected in the accompanying condensed consolidated financial statements.

SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO SIX MONTHS ENDED MARCH 31, 1998

CONSOLIDATED

         The Company's revenues from continuing operations for the six months ended March 31, 1999, were 5,063,000 a decrease of $187,000 or 4% from $5,250,000 for the same six month period ending March 31, 1998. The revenue decrease is principally due to the sale of the Company's 60% majority ownership of Country Tonite Theatre, LLC in Pigeon Forge, TN, effective December 31, 1998.

CONTINUING OPERATIONS

Country Tonite Production Show

         Country Tonite Production Show revenues totaled $642,000 for the six months ended March 31, 1999 (including $597,000 eliminated in consolidation), a decrease of $314,000 from the comparable fiscal 1998 period revenues of $956,000. The decrease is due to the loss of the Aladdin venue and related merchandise sales in November 1997. Operating expenses (including project, general and administrative costs) decreased to $597,000 for the six months ended March 31, 1999 from $918,000 in the same period for the prior year, principally due to the discontinuation of the Aladdin venue in November 1997. The Country Tonite Theatre closed for the winter season and reopened March 8, 1999. Operating income increased to $45,000 for the six months ended March 31, 1999, from $38,000 in the comparable prior year period. The increase is primarily due to a reduction in operating cost related to the discontinuation of the Aladdin venue.

         Country Tonite Enterprises ("CTE") entered into a management agreement with Burkhart Ventures and the Country Tonite Theatre, L.L.C. ("CTT, LLC") for calendar year 1999, for a fee of $2,000 per week during the show season and $1,000 per week for the remainder of the year. The fee, however, will be reduced by fifty percent (50%) if ticket sales at the Theatre between January 1, 1999 and September 30, 1999, do not increase by ten percent (10%) over the same period in 1998. The fee is payable September 30, 1999. CTT, LLC or Burkhart Ventures may terminate this agreement upon thirty (30) days notice to the Company.

Country Tonite Theatre - Branson

         The Country Tonite Theatre in Branson reopened on March 8, 1999, which is the beginning of the Branson tourist season. Paid attendance totaled 29.8% of the Theatre capacity at an average ticket price of $17.01 for the six months ended March 31, 1999, compared to paid attendance of 38% of the Theatre capacity at an average ticket price of $16.87 for the same six month period in 1998. Overall, revenues decreased $150,000 or 7% to 2,541,000 for the first six months of fiscal 1999. This decrease is due principally to a decline in group sales in 1999 from 1998.

         Operating expenses (including project, general and administrative expenses) decreased $54,000 or 3% to $1,855,000 for the first six months of fiscal 1999, from $1,909,000 in the first six months of fiscal 1998. Operating income decreased by $140,000 or 18% to $642,000 in the first six months of fiscal 1999 from $782,000 in the first six months of fiscal 1998.

GAMING, TUNISIA

Casino Caraibe

         Revenues from Casino Caraibe for the six month period ended March 31, 1999, were $1,141,000 or an increase of $65,000 or 6% over the same period ending March 31, 1998. Operating costs totaled $1,536,000 for this six month period ending March 31, 1999 versus $2,772,000 a decrease of $1,236,000 or 45% for the same six month period ending March 31, 1998. Operating cost reduction, as a result of cost containment efforts by management, resulted in an operating loss of $395,000, versus an operating loss of $1,696,000 for the same period ending March 31, 1998, or an improvement of $1,301,000 or 77%. The decrease in operating expenses are due to a $532,000 reduction in the amortization of pre-opening costs from 1998, $318,000 reduction in payroll and related expenses, and due to the renegotiation of the lease in 1999 rent expense decreased $192,000 for the six month period from $412,000 in 1998 to $220,000 in 1999.
Management had anticipated an operating loss as Tunisia's slow tourist season is November through April annually.

Sale of CTT, LLC Joint Venture

         Effective December 31, 1998, the Company sold its 60% interest in CTT, L.L.C. to its minority partner, Burkhart Ventures, for a purchase price of $20,000 (the "Purchase Price"). The Purchase Price is payable on September 30, 1999, subject to ticket sales at the Theatre between January 1, 1999 and September 30, 1999 increasing 10% over the same period for 1998 or Purchase Price will be discounted to $10,000.

Discontinued Operation

         On June 28, 1998, the Company completed the sale of the Grand Hinckley Inn to the Mille Lacs Band of Ojibwe Indians for $5.5 million in cash.

GENERAL AND ADMINISTRATIVE

         The Company's general and administrative expenses aggregated $1,194,000 for the six months ended March 31, 1999, compared to $1,484,000 for the comparable 1998 period. The $290,000 decrease is primarily due to a decrease in payroll and payroll related expenses of $152,000 and a decrease in amortization expense in the amount of $82,000.

OTHER

         Interest expense totaled $406,000 for the six months ended March 31, 1999, compared to $654,000 for the 1998 period. The decrease in interest expense reflects payoff of the $800,000 Berman loan in June 1998. Additionally the Company paid approximately $240,000 in principal on two outstanding debentures in August 1998, and February 1999.

         In fiscal 1998 a $2 million deferred tax asset was recorded due to the potential sale of the Entertainment Division to On Stage. In fiscal 1999, due to the termination of the sale to On Stage, the deferred tax asset was reversed.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

CONSOLIDATED

         The Company's revenues from continuing operations for the three months ended March 31, 1999, were $1,069,000, compared to $1,067,000 recorded in the same period for the prior year.

CONTINUING OPERATIONS

         Country Tonite Production Show revenues totaled $45,000 for the quarter ended March 31, 1999, a decrease of $56,000 from the comparable 1998 period revenues of $101,000. The decrease in revenues for the comparable period were due to a reduction in the number of shows from 26 to 15 in 1999. The production show contract began March 19, 1999, the opening date for CTT, LLC, Pigeon Forge. Operating costs (including project, general and administrative) decreased to $201,000 for the quarter ended March 31, 1999, from $232,000 in the prior year period. Operating loss increased from $131,000 for the three month period ending March 31,1998 to an operating loss of $156,000 for the same three month period ending March 31, 1999.

         CTE is providing management services to Burkhart Ventures during 1999 for a fee of $2,000 per week during the period the show is being produced and $1,000 per week for the remainder of the year. Provided, however, the fee payable thereunder would be reduced by fifty percent (50%) if ticket sales at the Theatre between January 1, 1999 and September 30, 1999 do not increase by ten percent (10%) over the same period in 1998. Such fees shall be payable on September 30, 1999. Burkhart Ventures may terminate the management service agreement upon thirty (30) days notice to the Company.

Country Tonite Theatre - Branson

         The Country Tonite Theatre in Branson was closed during the winter season, which includes most of the second quarter, reopening on March 8, 1999, which is the beginning of the tourist season in Branson. Revenues for the quarter ended March 31, 1999, totaled $418,000 an increase of $8,000 from the comparable 1998 quarter total of $410,000. Operating costs for the quarter ended March 31, 1999 totaled $637,000 an increase of $12,000 from the comparable 1998 period total of $625,000.

GAMING

Casino Caraibe

         Revenues for the three months ended March 31, 1999 increased $39,000 to $580,000 compared to revenues of $541,000 for the same period 1998. Operating costs totaled $635,000 or a decrease of $726,000 or 53% from $1,361,000 for the same three months in 1998. This resulted in an operating loss of $55,000 for the quarter ended March 31, 1999, compared to an operating loss of $820,000 for the same three month period ending March 31, 1998, a reduction in the operating loss of $765,000 or 93%. The decrease in operating costs is primarily due to $294,000 less amortization expense in 1999 than in 1998 due to all start up cost having been fully amortized by September 30, 1998. The lease was renegotiated in 1999, which resulted in a reduction from the 1998 expense in the amount of $128,000. Additionally, payroll and related expense decreased $127,000 in 1999.

Sale of CTT, LLC Joint Venture

         Effective December 31, 1998, the Company sold its 60% interest in CTT, L.L.C. to its minority partner, Burkhart Ventures, for a purchase price of $20,000 (the "Purchase Price"). The Purchase Price is payable on September 30, 1999, subject to ticket sales at the Theatre between January 1, 1999 and September 30, 1999 increasing 10% over the same period for 1998 or Purchase Price will be discounted to $10,000.

DISCONTINUED OPERATIONS

         On June 28, 1998, the Company completed the sale of the Grand Hinckley Inn to the Mille Lacs Band of Ojibwe Indians for $5.4 million in cash.

GENERAL AND ADMINISTRATIVE

         The Company's general and administrative expense aggregated $581,000 for the three months ended March 31, 1999, compared to $749,000 for the comparable 1998. The $168,000 decrease is primarily due to a reduction of professional fees in the amount of $82,000 and a reduction in payroll and related expense in the amount of $32,000.

OTHER

         Interest expense for the three month period ended March 31, 1999 totaled $162,000 compared to $242,000 for the same three month period in 1998. The decrease in interest expense is due to the payoff of the $800,000 Berman loan in June 1998. Additionally, the Company paid approximately $240,000 in principal on two debentures totaling $800,000 in August 1998 and February 1999.

         In fiscal 1998, a $2 million deferred tax asset was realized due to the potential sale of the Entertainment Division to On Stage. In fiscal 1999, due to the termination of the sale to On Stage, the deferred tax asset was reversed.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased $721,000 to $562,000 at March 31, 1999, from the December 31, 1998 figure of $1,283,000.

         The Company's principal use of funds during the second quarter of fiscal 1999 consisted of payments of notes payable and long-term debt totaling $53,000 and capital expenditures of $32,000. Additionally, the Company's theaters were closed during this period as it is the off-season thus requiring the use of cash.

         The Company expects that available cash and cash from future operations will be sufficient to meet the capital expenditures, debt service and working capital requirements of its existing businesses.

         The Company owes approximately $7 million on a mortgage, which comes due October 1, 1999 to Ahab of the Ozarks. The mortgage note is secured by Casino Resource Corporation's Branson, Missouri, Theatre. If Casino Resource Corporation is unable to refinance the mortgage loan with a third party, it will be required to seek a refinancing from the current mortgage holder. If the current mortgage holder is unable or unwilling to refinance the mortgage, Casino Resource Corporation could offer the Theatre for outright sale or for sale and lease back. In the unlikely event that none of these strategies is successful, the Company could lose the Branson Theatre through foreclosure.

CAPITAL EXPENDITURES

         Capital expenditures by the Company were $32,000 for the three months ended March 31, 1999, compared to $35,000 for the comparable period in 1998. These expenditures were for leasehold improvements in the Casino.


SEASONALITY

         The theatre operations in Branson, Missouri and Pigeon Forge, Tennessee will also be affected by seasonal factors and, in addition, will be closed from mid-December through mid-March. This period is historically when theatres like the Company's theatre normally close in Branson and Pigeon Forge. The casino in Tunisia is also subject to seasonal factors as the period from October to April is considered the slow tourist season.

IMPACT OF INFLATION

         Management does not believe that inflation has had any significant adverse impact on the Company's financial condition or results of operations for the periods presented. An increase in the rate of inflation could adversely affect the Company's future operations and expansion plans.

YEAR 2000 UPDATE

         The Company has continued to evaluate its Y2K readiness. Although the Company's financial institutions have provided verbal assurances as their Y2K readiness, the Company has requested a written statements regarding all financial institutions Y2K compliance. These statements will be kept in a permanent file. ADP, the Company's payroll outsourcing vendor has verified their readiness for the year 2000 and confirmed the software the Company is currently using (which is the latest version) is Y2K compliant. Beginning June 1, 1999 all vendors used by the Company will be sent a form letter requesting a response as to their Y2K readiness.

         The Company is reviewing software demonstrations for the purpose of upgrading its accounting system to meet Y2K compliance (which occurred April 27, 1999). All vendor software replacements and upgrades are scheduled to be completed by September 30, 1999.

         Although the Company has not yet incurred any year 2000 costs, it estimates that replacement of necessary accounting hardware and software and the related costs of conversion and transmission will approximate $22,000 to $32,000 and be completed within 30 days from start to finish. At this time a contingency plan to handle the Year 2000 problem has not been established, however the Company does intend to establish one, prior to the end of 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

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

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         All statements contained herein that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as failure to find a replacement venue for the Country Tonite Las Vegas Show; changes in travel patterns which could affect demand for the Company's theaters or casino; changes in development and operating costs, including labor, construction, land, equipment, and capital costs; general business and economic conditions; political unrest in Tunisia or the region; and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as to the date made.

PART II  - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is party to various legal proceedings as described in its Annual Report on Form 10-KSB for the year ended September 30, 1998. There have been no further developments regarding such proceedings during the six months ended March 31, 1999, except as described below.

         James Barnes and Prudence Barnes, two former officers of a subsidiary of the Company, have brought suit in the State District Court, Clark County, Nevada, against the Company in connection with their employment termination in June 1995. The Barnes have alleged the following: breach of contract (based on the termination of the Barnes' employment contracts); intentional misrepresentation; and a breach of contract based on the untimely registration of their stock. No specific amount of damages has been claimed, however the plaintiffs have informally indicated that they would entertain a settlement offer of between $250,000 and $350,00. The Company was scheduled to appear in State District Court in Clark Country, Nevada in May 1999, however the plaintiff has requested a Motion to Continue. The Company is awaiting the determination of a new trial date. The Company intends to vigorously defend itself in this matter and is seeking a summary judgement.

         Norm D. Holm and NDH, Inc., ("NDH"), a Minnesota corporation, brought suit in the Tenth Judicial District Court, County of Sherburne, Minnesota, against the Company on August 11, 1998. NDH alleges that the Company entered into an Indemnification and Hold Harmless Agreement to indemnify and hold NDH harmless from loss of claims, etc. incurred as a result of services provided to real property known as "Pintail Woods", which claim purportedly totals $158,000. These claims were brought before the American Arbitration Association ("AAA") in December 1992, and were subsequently dismissed by AAA. NDH is requesting the Court compel arbitration on their claim. The Company plans to vigorously defend itself in this matter and is asking the Court to dismiss the matter with prejudice.

         The Company initiated a civil suit against Harrah's on September 4, 1998, in Federal District Court for the District of Minnesota. The Company alleges that Harrah's breached the Technical Assistance and Consulting Agreement and tortuously interfered with the Company's contractual and prospective economic advantage associated with the Pokagon Band of Potawatomi Indians. The suit further alleges that Harrah's withheld vital business information from the Company. Harrah's has filed a motion to dismiss based on denial that Harrah's is a proper party to the lawsuit and that the Technical Assistance and Consulting Agreements do not create a partnership or Joint Venture relationship with the Company. The Company filed its response to Harrah's Motion for Summary Judgment in late December 1998, and is currently awaiting the Court's decision to the motion. The Company plans to vigorously pursue its claims and seeks a judgment against Harrah's plus interest and legal fees.

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

         Willard Smith filed a counter claim on February 16, 1999 alleging breach of contract; breach of duty of fair dealing; tortuous interference with prospective business advantage; specific performance of contract to purchase real property and fraud. The Company plans to vigorously defend itself in this matter and is asking the Court to dismiss the matter.

         The Company initiated suit against Mark McKinney, personally, and Mana Corporation, on March 12, 1999, in the Circuit Court of Benton County, Arkansas. The Company alleges that Mr. McKinney and Mana Corporation breached the terms of the Letter of Intent and the Extension Agreement dated December 4, 1998, by prematurely terminating the agreement before April 30, 1999, and failure to repay a short term loan made to Mark McKinney, personally. The Company seeks a judgement against Mark McKinney and Mana Corporation in the amount of $150,000 plus interest and attorney's fees.

         Mark McKinney and Mana Corporation filed a counter claim April 5, 1999, alleging Mana Corporation incurred additional expenses associated with the due diligence with the Company and is asking for a judgement against the Company for $51,997 in addition to prejudgment and post judgement interest and attorney's fees. Mana Corporation and Mark McKinney have declined consent to a bench trial therefore the Company is proceeding with discovery and establishing a trial date.

         On December 31, 1997, the Company's former chairman defaulted on repaying the $1,232,000 (principal) of notes receivable due the Company. The Company filed suit against the individual on January 2, 1998. The Company held 150,000 shares of the Company's stock as collateral. On January 15, 1998, the Company signed an agreement with the individual. Under the agreement, 220,000 additional shares of the Company's stock would be canceled along with the 150,000 shares held at the market price of $1.19 per share. The shares to be cancelled were not treated as outstanding as of September 30, 1997. Additionally, the Company and the individual entered into a new note agreement. The new note of $1,196,885, including approximately $143,000 of previously reserved interest, bears interest at 7%, payable on maturity on January 15,
2001. The note is collateralized by the individual's 5% interest in the Company's Pokagon management fee. Solely at the Company's discretion, at any time prior to maturity, the Company can take the collateral as payment in full for the note. Generally accepted accounting principles do not permit the recording of contingent assets until realized and as the individual's ability to pay the note is not known, the Company provided an impairment reserve of $791,900 which represents the remaining principal balance after stock cancellations.. In January 1998, this individual failed to deliver the 220,000 shares of stock required under the agreement. Accordingly, the Company recorded an impairment charge in the first quarter of fiscal 1998 of $260,000. In the second quarter of fiscal 1998, the default was cured and the impairment charge of $260,000 was reversed.

ITEM 5   Other Information

         The Company has maintained a receivable from New Palace Casino in the amount of $250,000 due to mature two years from the dissolution of the partnership between the Company and Robert E. Low and Lawana Low on January 31, 1997. Upon its initial reconciliation of pre-opening, startup and professional fees, the Company has received $93,716 to date.

         The Company has received three letters from NASD notifying the Company that if it does not achieve minimum maintenance requirements under NASD rules, the Company's common stock will be delisted from the National Market System. The Company met with NASD officials on April 15, 1999 to discuss the Company's current inability to maintain three of the NASDAQ National Market Listing Requirements; those requirements being: a) $1.00 per share minimum bid price; b) $4,000,000 minimum tangible net worth; and c) $5,000,000 minimum market capitalization of public float.

         The Company requested an additional period of grace to satisfy these requirements. The Company further discussed, as an alternative, its willingness to reverse split its common stock and transfer the listing to the NASDAQ Small Cap Market. NASD could grant the additional grace period requested, or permit transfer of the listing to the NASDAQ Small Cap Market or could delist the common stock. If the $1 minimum bid price cannot be maintained, the Company's common stock can trade on the OTC Bulletin Board. Such an occurrence could significantly affect the marketability of the Company's common stock and subject the Company to additional requirements under the "Penny Stock" rules of the Securities Exchange Act of 1934. The Company expects to hear from NASD regarding this matter in May or June 1999.


Item 6.  Exhibits and Reports on Form 8-K

A)       Exhibits

                  3.1      Articles of Incorporation (1)
                  3.2      By-laws (2)
                  27.0     Financial Data Schedule


         1) Incorporated by reference to the Company's Form 10-KSB for fiscal year ended September 30, 1994, filed on January 12, 1995.

         2)       Incorporated  by  reference  to  the  company's   Registration
                  Statement on Form SB-2, File No. 33-9044

B) There have been no Current Reports on Form 8-K filed during the six months ended March 31, 1999.


SIGNATURES

         In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

                                     CASINO RESOURCE CORPORATION

Date: May 21, 1999                   s/ John J. Pilger
                                     ------------------------------------------
                                     John J. Pilger, President & CEO



Date: May 21, 1999                   s/Karla Schlett
                                     ------------------------------------------
                                     Karla Schlett, Financial Controller