Form 10QSB
period 1999-06-30
CASINO RESOURCE CORP
filed 1999-08-16
CIK 899778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

                                  228-872-5558
                (Issuer's Telephone Number, Including Area Code)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of August 10, 1999, 12,177,216 Shares of Common Stock and 2,760,000 of Redeemable Class A Warrants of the Company were outstanding.

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
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                   June 30        September 30,
ASSETS                                               1999            1998 (1)
Current Assets
Cash and cash equivalents                          $    749         $  1,513
Accounts receivable, net                                179              316
Vendor Receivable                                        --              243
Inventory                                                68              261
Prepaid expenses                                        305              164
Deferred tax asset                                       --            2,000
                                                   --------         --------
Total Current Assets                                  1,301            4,497

Property and Equipment                               14,526           14,556
Less accumulated depreciation                        (4,446)          (3,690)
                                                   --------         --------
Net Property and Equipment                           10,080           10,866

Other Assets
Related parties assets, net of allowance                465              474
Intangibles, net                                        470              503
Miscellaneous                                           124               29
                                                   --------         --------
Total Other Assets                                    1,059            1,006
                                                   --------         --------
                                                   $ 12,440         $ 16,369
                                                   ========         ========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                   $    739         $    733
Accrued expenses and other liabilities                1,171            1,412
Line-of-credit and current maturities of
   long-term debt                                     7,550              459
                                                   --------         --------
Total Current Liabilities                             9,460            2,604

Long-Term Liabilities                                 1,367            9,664
                                                   --------         --------
Total Liabilities                                    10,827           12,268

Commitments and Contingencies

Stockholders' Equity
Common Stock, $0.01 par value;                          122               95
     Authorized 30,000,000 shares;
     12,177,216 shares issued & outstanding
     as of 6/30/99
Preferred Stock, 8% cumulative; $0.01
    par value; authorized 5,000,000 shares
    0 issued & outstanding
Additional Paid in capital                           23,797           22,631
Cumulative Translation Adjustment                      (310)            (310)
Deficit                                             (21,995)         (18,315)
                                                   --------         --------

Total Stockholders' Equity                            1,613            4,101
                                                   --------         --------
Total Liabilities & Stockholders' Equity           $ 12,440         $ 16,369
                                                   ========         ========

The accompanying notes are an integral part of these condensed financial statements.

                  CASINO RESOURCE CORPORATION AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE NINE MONTHS ENDED JUNE 30
                                   (unaudited)
                      (in Thousands, except per share data)


                                                                      1999                 1998
                                                                      ----                 ----
Income from Continuing Operations
Entertainment Revenues                                           $      5,965         $      6,836
Gaming revenues                                                         1,960                2,160
Operating costs - entertainment                                         4,728                6,074
Operating costs - gaming                                                2,700                4,383
General and administrative expenses                                     2,010                1,996
Gain on Sale of Joint Venture                                             103                   --
Other expense - net                                                       270                  812
Minority interest in operation of subsidiary                               --                 (313)
                                                                 ------------         ------------
Loss from Continuing Operations Before Income Tax Expense              (1,680)              (3,956)
Income tax expense                                                     (2,000)                  --
                                                                 ------------         ------------
Loss from Continuing Operations                                        (3,680)              (3,956)
Income from Discontinued Operation                                         --                  697
Gain on Sale of Discontinued Operation                                                         654
                                                                 ============         ============
NET LOSS                                                               (3,680)              (2,605)
                                                                 ============         ============

Basic and Fully Diluted Income (Loss)
    Per Common Share
Continuing Operations                                            $      (0.35)        $      (0.40)
Discontinued Operations                                                    --         $       0.14
                                                                 ------------         ------------
Net loss per share                                               $      (0.35)        $      (0.26)
                                                                 ============         ============

Weighted average shares
    Outstanding                                                    10,537,188            9,797,036
                                                                 ============         ============

Condensed from unaudited financial statements. The accompanying notes are an integral part of these condensed financial statements.

                           CASINO RESOURCE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                        FOR THE NINE MONTHS ENDED JUNE 30
                                   (unaudited)
                      (In thousands, except per share data)

                                                                   1999            1998
                                                                   ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                                  (3,680)         (3,956)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   PROVIDED USED IN OPERATING ACTIVITIES
Depreciation and amortization                                       844           2,040
Reversal of Deferred Tax Asset                                    2,000
Discount upon conversion of debentures                               19              --
Minority Interest in net loss of consolidated subsidiary             --            (313)
Gain on sale of Joint Venture                                      (103)             --
Loss on Impairment of Vendor note receivable                         56              --
Accretion of notes receivable                                        (7)             --
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable                                                 227             104
Inventory                                                           198             (34)
Prepaid expenses                                                   (141)            595
Other assets                                                        (95)           (251)
Account payable                                                     146            (105)
Accrued expenses                                                     39             218
                                                                -------         -------
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING                (497)         (1,702)
   ACTIVITIES

INCOME FROM DISCONTINUED OPERATION                                   --           1,351
                                                                -------         -------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (497)           (351)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in net assets of discontinued operation                     --           2,604
Purchase of property and equipment                                  (58)           (854)
Increase in deferred development costs - net                         --              (6)
Repurchase of common stock                                           --             (40)
Decrease in due to/from related parties - net                         9             155
Proceeds from Sale of Joint Venture                                  20              --
                                                                -------         -------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                 (29)          1,859

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of debentures and draws on line-of-credit                  --              --
Payments on line-of-credit and long-term debt                      (238)         (1,639)
                                                                -------         -------
NET CASH USED IN FINANCING ACTIVITIES                              (238)         (1,639)

Net Decrease in Cash and Cash Equivalents                          (764)           (131)

CASH AND CASH EQUIVALENTS
At beginning of period                                            1,513           2,878
                                                                -------         -------
At end of period                                                $   749         $ 2,747
                                                                =======         =======

Condensed from unaudited financial statements. The accompanying notes are an integral part of these condensed financial statements.

                  CASINO RESOURCE CORPORATION AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30
                                   (unaudited)
                      (in Thousands, except per share data)

                                                                      1999                 1998
                                                                 ------------         ------------
Income from Continuing Operations
Entertainment Revenues                                           $      2,042         $      2,662
Gaming revenues                                                           818                1,084
Operating costs - entertainment                                         1,416                2,021
Operating costs - gaming                                                1,162                1,612
General and administrative expenses                                       711                  511
Other (income) expense - net                                              (22)                 219
Minority interest in operation of subsidiary                               --                  (18)
                                                                 ------------         ------------
Loss from continuing operations before Income Tax Expense                (407)                (599)
Gain on Sale of Discontinued Operation
Income tax expense                                                         --
                                                                 ------------         ------------
Loss from continuing operations                                          (407)                (599)
Income from discontinued operation                                         --                  325
Gain on Sale of Discontinued Operation                                                         654
                                                                 ============         ============
NET (LOSS) INCOME                                                $       (407)        $        380
                                                                 ============         ============

Basic and Fully Diluted Income (Loss)
     Per Common Share
Continuing Operations                                            $      (0.03)        $      (0.06)
Discontinued operations                                                                       0.10
                                                                 ------------         ------------
Net (loss) Income per share                                      $      (0.03)        $       0.04
                                                                 ============         ============

Weighted average shares
                                                                 ------------         ------------
    Outstanding                                                    11,949,932            9,698,375
                                                                 ============         ============

Condensed from unaudited financial statements. The accompanying notes are an integral part of these condensed financial statements.

                   Casino Resource Corporation and Subsidiary
                 Condensed Consolidated Statements of Cash Flow
                       For the Three Months ended June 30

Reversal of Deferred Tax Asset                                       --              --
Loss on Impairment of Vendor note receivable                         --              --
Minority Interest in net loss of consolidated subsidiary            (18)
Reserve for impaired receivable                                      --              --
Accretion of notes receivable                                        --              --
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable                                                  27             252
Prepaid expenses                                                     10             (79)
Inventory                                                            21              10
Other assets                                                         --             179
Account payable                                                      50            (245)
Accrued expenses                                                    280            (422)
                                                                -------         -------
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING                 251            (246)
     ACTIVITIES

INCOME FROM DISCONTINUED OPERATION                                   --             979
                                                                -------         -------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 251             733

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in net assets of discontinued operation                     --           2,328
Purchase of property and equipment                                  (21)             (5)
Decrease in deferred development costs - net                         --              (4)
Repurchase of common stock                                           (6)
Decrease(Increase) in due to/from related parties - net              51             114
Proceeds from Sale of Joint Venture                                  --              --
                                                                -------         -------
NET CASH (USED IN) PROVIDED BY  INVESTING ACTIVITIES                 30           2,427

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of debentures and draws on line-of-credit                  --              --
Payments on line-of-credit and long-term debt                       (94)           (948)
                                                                -------         -------
NET CASH USED IN FINANCING ACTIVITIES                               (94)           (948)

Net Increase (Decrease) in Cash and Cash Equivalents                187           2,212

CASH AND CASH EQUIVALENTS
At beginning of period                                              562             535
                                                                -------         -------
At end of period                                                $   749         $ 2,747
                                                                =======         =======

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

     The Company operates and manages the Country Tonite Theatre in Branson, Missouri. The Company owns and operates a musical production company, Country Tonite Enterprises, which provides Country and Western musical entertainment to the Country Tonite Theatre, LLC, in Pigeon Forge, Tennessee, and to its own theatre in Branson, Missouri. Additionally, the Company leases and operates a casino in Tunisia through its 85% owned subsidiary (CRC of Tunisia S.A.), which opened October 18, 1997.

     In September 1998, the Company entered into an Asset Purchase Agreement to sell substantially all of the assets used in connection with operations of the Country Tonite Theatre and Country Tonite Enterprises to On Stage Entertainment, Inc. ("On Stage"), for $13.8 million. However, in April 1999, the Agreement between the Company and On Stage was terminated. Operating results, therefore, have been reclassified and reported as "continuing operations".

     The Company sold it's 60% interest in the Joint Venture, Country Tonite Theatre, LLC in Pigeon Forge, Tennessee for $20,000 to the 40% Joint Venture owner, Burkhart Ventures, LLC, effective December 31, 1998. As a result, the Company has recognized a "gain on the sale" in the amount of $103,000.

     In December 1998, the Company entered into a Memorandum of Understanding to form a joint venture with Lakes Gaming (NASDAQ: LACO) for the purpose of pursuing a management and development agreement to develop one or more casinos on behalf of the Pokagon Band of Potawatomi Indians (the "Pokagon Tribe") in southwestern Michigan and northern Indiana. In May 1999, the Company and Lakes Gaming entered into an agreement (the "Conditional Release and Termination Agreement") to terminate the Memorandum of Understanding, in the event that the Pokagon Tribe chose to enter into management and development agreements solely with Lakes Gaming. The Company has subsequently renegotiated that agreement to more fairly represent the concessions Lakes Gaming negotiated with the Pokagon Tribe.

     In June 1999, Lakes Gaming was in fact selected by the Pokagon Tribe to negotiate a management and development agreement. This agreement is currently pending ratification by the newly elected Tribal council, which shall be inducted in August, 1999. The agreement the Company reached with Lakes Gaming is conditioned upon the ratification of Lakes Gaming's Management and Development Agreement with the Pokagon Tribe. The terms of the agreement, by mutual agreement of the parties, will be released only if and when the Tribal Council has ratified its agreement with Lakes Gaming.

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

     The results of operations for the nine-month and three-month period ended June 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 3   Deferred Tax Asset

     The Company recognized a $2,000,000 income tax benefit in fiscal 1998 that was to be realized upon the sale of its entertainment segment in fiscal 1999 to On Stage. On April 19, 1999, the Company was notified by On Stage that it was unable to obtain the financing necessary to complete the sale. Therefore, the $2,000,000 tax benefit that was recorded in fiscal 1998 has been reversed in fiscal 1999 due to the termination of the sale.

NOTE 4   Discontinued Operations

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

NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO NINE MONTHS ENDED JUNE 30, 1998

CONSOLIDATED

     The Company's revenues from continuing operations for the nine months ended June 30, 1999, were $7,925,000 a decrease of $1,071,000 or 12% from $8,996,000 for the same nine month period ending June 30, 1998. The decrease in revenue is principally due to the sale of the Company's 60% majority ownership of Country Tonite Theatre, LLC ("CTT, LLC") in Pigeon Forge, Tennessee, effective December 31, 1998, and the termination of Country Tonite Enterprise's contract with the Aladdin Hotel and Casino in November, 1997.

CONTINUING OPERATIONS

Country Tonite Production Show

     Country Tonite Production Show revenues totaled $1,080,000 for the nine months ended June 30, 1999 (including $597,000 eliminated in consolidation), a decrease of $438,000 or 29% from the comparable fiscal 1998 period revenues of $1,518,000. A $275,000 decrease in revenues is due to the loss of the Aladdin Hotel and Casino venue in Las Vegas, Nevada and related merchandise sales in November 1997. Revenue generated by Country Tonite Enterprises ("CTE") Pigeon Forge decreased by $163,000 for the nine month period ending June of 1999, as compared to the same period in 1998. The decrease in revenue is principally due to CTE's 1999 contract, which calls for a lesser number of shows earlier in the calendar year, at a contract rate which is approximately 14% lower than the prior year. This discount rate was granted to CTT, LLC in order to maintain CTE's year to year contract with CTT, LLC without the Company incurring any financial deficits associated with the business operation of CTT, LLC. Operating expenses (including project, general and administrative costs) decreased $338,000 to $979,000 for the nine months ended June 30, 1999, from $1,317,000 in the same period for the prior year. This was principally due to the discontinuation of the Aladdin venue in November 1997. Operating income decreased to $102,000 for the nine months ended June 30, 1999, from $191,000 in the comparable prior year period.

     CTE entered into a management agreement with Burkhart Ventures and CTT, LLC for calendar year 1999, for a fee of $2,000 per week during the show season and $1,000 per week for the remainder of the year. The fee, however, will be reduced by fifty percent (50%) if ticket sales at the Theatre between January 1, 1999, and September 30, 1999, do not increase by ten percent (10%) over the same period in 1998. Ticket sales through June 1999 are out-performing 1998 by 28%. The fee is payable on September 30, 1999. CTT, LLC or Burkhart Ventures may terminate this agreement upon thirty (30) days notice to the Company.

Country Tonite Theatre - Branson

     The Country Tonite Theatre in Branson reopened on March 8, 1999, which is the beginning of the Branson tourist season. The Theatre's paid attendance totaled 28% for the nine month period ended June 30, 1999, compared to 30% for the same average seat availability for the nine month period in 1998. Overall, revenues decreased $258,000 or 6% from $4,403,000 to $4,145,000 for the first nine months of fiscal 1999. This decrease is due principally to a decline in bus traffic in Branson with a corresponding decline in Theatre group sales in 1999 from 1998. Operating expenses (including project, general and administrative expenses) decreased $121,000 or 4% to $2,892,000 for the first nine months of fiscal 1999, from $2,960,000 in the first nine months of fiscal 1998. Operating income decreased by $173,000 or 19% to $749,000 in the first nine months of fiscal 1999, from $922,000 in the first nine months of fiscal 1998.

GAMING, TUNISIA

Casino Caraibe

     Revenues from Casino Caraibe for the nine month period ended June 30, 1999, were $1,960,000 or a decrease of $200,000, or 9% from the same period ending June 30, 1998. The decrease in revenue is predominately due to a decrease in the table game hold percentage, as well as the drop or handle, in May 1999 versus May 1998. Conversely, the Company reduced its operating expenses $1,683,000 from $4,383,000 for nine month period in 1998 to $2,700,000 for same nine month period in 1999. The 1999 expense reductions include: $532,000 reduction in the amortization of pre-opening costs from 1998; $463,000 reduction in payroll; the renegotiation of the lease in 1999 resulting in a decrease of rent expense of $285,000 for the nine month period from $683,000 in 1998, to $399,000 in 1999.
Casino Caraibe experienced an operating loss of $740,000 for the nine month period ending June 30, 1999 versus an operating loss of $2,223,000 for the same period ending June 30, 1998 or an improvement of $1,301,000 or 77%.

Sale of CTT, LLC Joint Venture

     Effective December 31, 1998, the Company sold its 60% interest in CTT, L.L.C. to its minority partner, Burkhart Ventures, for a purchase price of $20,000 (the "Purchase Price"). The Purchase Price is payable on September 30, 1999, subject to ticket sales at the Theatre between January 1, 1999, and September 30, 1999, increasing 10% over the same period for 1998, or the Purchase Price will be discounted to $10,000. Ticket sales through June 1999 for the calendar year are out performing 1998 by 28%.

     The Company's ownership interest in CTT, LLC was sold December 31, 1998. Financial data for the nine month period reflects nine months in 1998, compared to three months in 1999. Revenues for fiscal 1998 were $2,159,000, compared to $1,337,000 in fiscal 1999. Operating expenses were $1,397,000 in fiscal 1999, compared to $2,798,000 in fiscal 1998. The operating loss was $117,000 in 1999, compared to $783,000 in fiscal 1998.

GENERAL AND ADMINISTRATIVE

     The Company's general and administrative expenses remain substantially unchanged from an aggregated $2,010,000 for the nine months ended June 30, 1999, compared to $1,996,000 for the comparable 1998 period.

OTHER

     Interest expense totaled $564,000 for the nine months ended June 30, 1999, compared to $941,000 for the 1998 period. The decrease in interest expense is the result of the Company satisfying an $800,000 term loan in June 1998 and payments of $240,000 in principal on two outstanding debentures in August 1998 and February 1999.

     In fiscal 1998 a $2 million deferred tax asset was recorded due to the potential sale of the entertainment division to On Stage. In fiscal 1999, due to the termination of the sale to On Stage, the deferred tax asset was reversed.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998


CONSOLIDATED

     The Company's revenues from continuing operations for the three months ended June 30, 1999, were $2,860,000 from $3,746,000 for the same prior year period, a decrease of $885,000 or 24%. The decrease in revenue is principally due to the sale of the Company's 60% ownership interest in CTT, LLC on December 31, 1998.


CONTINUING OPERATIONS

Country Tonite Production Show

     The Country Tonite Production Show revenues totaled $438,000 for the quarter ended June 30, 1999, a decrease of $124,000 from the comparable 1998 period revenues of $562,000. The decrease in operating revenue for the three month period ended June 30, 1999, was the result of CTE having 11 less shows in 1999 versus 1998, and approximately a 14% lower per show contract fee in 1999 versus 1998. Operating costs (including project, general and administrative) were unchanged at $382,000 for the quarter ended June 30, 1999, from $399,000 in the prior year period. Operating income decreased from $152,000 for the three month period ending June 30, 1998, to an operating income of $56,000 for the same three month period ending June 30, 1999.

     CTE is providing management services to Burkhart Ventures during 1999, for a fee of $2,000 per week during the period the show is being produced and $1,000 per week for the remainder of the year. Provided; however, the fee payable thereunder would be reduced by fifty percent (50%) if ticket sales at the Theatre between January 1, 1999 and September 30, 1999, do not increase by ten percent (10%) over the same period in 1998. Such fees shall be payable on September 30, 1999. Burkhart Ventures may terminate the management service agreement upon thirty (30) days notice to the Company.

Country Tonite Theatre - Branson

     The Country Tonite Theatre in Branson was closed during the winter season, reopening on March 8, 1999, which is the beginning of the tourist season in Branson. Revenues for the quarter ended June 30, 1999, totaled $1,604,000 a decrease of $102,000 from the comparable 1998 quarter total of $1,712,000. The decrease was predominately related to the overall reduction in bus traffic in the Branson market with a corresponding decline in Theatre group sales in 1999 from 1998. Operating costs for the quarter ended June 30, 1999, totaled $1,038,000 a decrease of $13,000 from the comparable 1998 period total of $1,051,000. Operating income decreased $67,000 from $472,000 for the three month period ending June 30, 1998, to an operating income of $405,000 for the same three month period ending June 30, 1999.

GAMING

Casino Caraibe

     Revenues for the three months ended June 30, 1999, decreased $266,000 to $818,000 compared to revenues of $1,084,000 for the same period 1998. The decrease in revenue is predominately due a decrease in the table game hold percentage, as well as the drop or handle, in May 1999 versus May 1998. Operating costs totaled $1,162,000 or a decrease of $450,000, or 28% from $1,612,000 for the same three months in 1998. Conversely, the Company reduced its operating expenses $450,000, or 28% from $1,612,000 for three month period ending June 1998 to $1,162,000 for the three month period ending June 30, 1999. The decrease in operating cost is primarily due to the following: $294,000 less amortization expense in 1999 than in 1998, as all start up costs had been fully amortized by September 30, 1998; the lease was renegotiated in 1999, resulting in a reduction in lease expense of $93,000; and payroll and related expenses decreased $152,000 for the third quarter in 1999, due to cost containment efforts by management. Casino Caraibe experienced an operating loss of $344,000 for the quarter ended June 30, 1999, compared to an operating loss of $528,000 for the same three month period ending June 30, 1998, an improvement of $184,000 or 35%.

Sale of CTT, LLC Joint Venture

     Effective December 31, 1998, the Company sold its 60% interest in CTT, LLC to its minority partner, Burkhart Ventures, for a purchase price of $20,000 (the "Purchase Price"). The Purchase Price is payable on September 30, 1999, subject to ticket sales at the Theatre between January 1, 1999 and September 30, 1999 increasing 10% over the same period for 1998, or the Purchase Price will be discounted to $10,000.

     While the Company sold its 60% interest in CTT, LLC December 31, 1998, miscellaneous operating adjustments were incurred subsequent to the sale. Revenue for the three month period ended June 30, 1999 totaled $500, a decrease of $950,500 from the comparable 1998 period revenues of $951,000. Due to reimbursements from vendors, operating expenses were a credit of $3,300 compared to $937,000 in the prior year period. Operating income increased to $4,000 for the three month period ending June 30, 1999 from operating income loss of $46,000 for the same three month period.

GENERAL AND ADMINISTRATIVE

     The Company's general and administrative expense totaled $711,000 for the three months ended June 30, 1999, compared to $511,000 for the three months ended June 30, 1998. The $200,000 increase is due to an increase in legal fees and professional fees and an accrual for a fee to be paid in December 1999.

OTHER

     Interest expense for the three month period ended June 30, 1999, totaled $158,000, compared to $283,000 for the same three month period in 1998. The decrease in interest expense is due to the payoff of an $800,000 term loan in June 1998, and the pay down of $240,000 in principal on two debentures, which originally totaled $800,000 in August 1998 and February 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased from $562,000 at March 31, 1999, to $749,000 at June 30, 1999. In addition to operations, the Company's principal source of funds during the three months ended June 30, 1999, were revenues from Country Tonite Branson and the show fee from Pigeon Forge. The Company's principal use of funds other than operations consisted of debt repayments totaling $94,000 and capital expenditures of $21,000.

     In December 1998, the Company entered into a Memorandum of Understanding to form a joint venture with Lakes Gaming (NASDAQ: LACO) for the purpose of pursuing a management and development agreement to develop one or more casinos on behalf of the Pokagon Tribe. In May 1999, the Company and Lakes Gaming entered into an agreement (the "Conditional Release and Termination Agreement") to terminate the Memorandum of Understanding, in the event that the Pokagon Tribe chose to enter into a management and development agreement solely with Lakes Gaming. The Company has subsequently renegotiated that agreement to more fairly represent the concessions Lakes Gaming negotiated with the Pokagon Tribe.

     This June 1999, Lakes Gaming was in fact selected by the Pokagon Tribe to negotiate a management and development agreement. This agreement is currently pending ratification by the newly elected Tribal council, which shall be inducted in August 1999. The agreement the Company reached with Lakes Gaming is conditioned upon the ratification of Lakes Gaming's Management and Development Agreement with the Tribe. The terms of the agreement, by mutual agreement of the parties, will be released only if and when the Tribal Council has ratified its agreement with Lakes Gaming.

     The Company expects that available cash and cash from future operations will be sufficient to meet the capital expenditures, debt service and working capital requirements of its existing businesses.

     The Company owes approximately $7.0 million on a mortgage, which comes due October 1, 1999, to Ahab of the Ozarks. The mortgage note is secured by the Company's Branson, Missouri Theatre. The Company has initiated discussions with several lenders and begun negotiations with several in hopes of obtaining a financing commitment. If the Company is unable to refinance the mortgage loan with a third party, it will be required to seek refinancing from the current mortgage holder. If the current mortgage holder is unable or unwilling to refinance the mortgage, the Company could offer the Theatre for outright sale or for sale and lease back. In the unlikely event that none of these strategies is successful, the Company could lose the Branson Theatre through foreclosure.

     In March 1999, Officers and a key employee of the Company, in an effort to preserve cash during the slow season, volunteered to take a 20% reduction in their cash salary compensation. This payable is accruing interest at a rate of prime plus 1%, with payment deferred until the Company is in its peak season and the cash portion changes.

CAPITAL EXPENDITURES

     Capital expenditures by the Company were $21,000 for the three months ended June 30, 1999, compared to $32,000 for the comparable period in 1998. These expenditures were primarily for leasehold improvements in the Casino.

SEASONALITY

     The theatre operations in Branson, Missouri and Pigeon Forge, Tennessee may be affected by seasonal factors and, in addition, will be closed from mid-December through mid-March. This period is historically when theatres like the Company's theatre normally close in Branson and Pigeon Forge. The casino in Tunisia is also subject to seasonal factors as the period from October to April which is considered the slow tourist season.

IMPACT OF INFLATION

     Management does not believe that inflation has had any significant adverse impact on the Company's financial condition or results of operations for the periods presented. An increase in the rate of inflation could adversely affect the Company's future operations and expansion plans.

YEAR 2000 UPDATE

     The Company has continued to evaluate its Y2K readiness. The Company's financial institutions have provided verbal assurances that all of their systems are Y2K compliant. The Company has requested written statements regarding all financial institutions Y2K compliance. These statements will be kept on file. ADP, the Company's payroll outsourcing vendor has verified its readiness for the year 2000 and confirmed that the software the Company is currently using (which is the latest version) is Y2K compliant. All vendors used by the Company are being sent a form letter requesting a response as to their Y2K readiness. The Company anticipates responses within the next 60 days.

     The Company has completed its review for the purpose of upgrading its accounting system to meet Y2K compliance. All vendor software replacements and upgrades are scheduled to be completed by September 30, 1999.

     As of July 1999, the Company has spent approximately $15,000 as a 50% down payment for the accounting hardware and software, the balance is expected to be remitted in August 1999. It is estimated that the total replacement of necessary accounting hardware and software and the related costs of conversion and transmission will approximate $22,000 to $40,000 and be completed within 60 days. Beginning in August, the Company will start converting its accounting software. It is estimated that the conversion and training will take approximately two weeks to complete. At this time a contingency plan to handle the Year 2000 problem has not been established, however the Company does intend to establish one, prior to the end of 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standard Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This standard established accounting and reporting standards for derivatives and for hedging contracts. This standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. When the Company adopts this statement, it is not expected to have a material impact on the Company's financial statements or their presentation.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     All statements contained herein that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as changes in travel patterns which could affect demand for the Company's theaters or casino; changes in development and operating costs, including labor, construction, land, equipment, and capital costs; general business and economic conditions; political unrest in Tunisia or the region; and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission.

     The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as to the date made.

PART II  - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is party to various legal proceedings as described in its Annual Report on Form 10-KSB for the year ended September 30, 1998. There have been no further developments regarding such proceedings during the nine months ended June 30, 1999, except as described below.

     Norm D. Holm and NDH, Inc., ("NDH"), a Minnesota corporation, brought suit in the Tenth Judicial District Court, County of Sherburne, Minnesota, against the Company on August 11, 1998. NDH alleges that the Company entered into an Indemnification and Hold Harmless Agreement to indemnify and hold NDH harmless from loss of claims, etc. incurred as a result of services provided to real property known as "Pintail Woods", which claim purportedly totals $158,000. These claims were brought before the American Arbitration Association ("AAA") in December 1992, who ruled that arbitration was not appropriate at that time. On July 7, 1999, the Tenth Judicial District Court, County of Sherburne, Minnesota, ordered this matter be submitted to arbitration. The Company plans to vigorously defend itself in this matter and is asking the Court to dismiss based on a statue of limitations defense.

     The Company initiated a civil suit against Harrah's on September 4, 1998, in Federal District Court for the District of Minnesota. The Company alleges that Harrah's breached the Technical Assistance and Consulting Agreement and tortuously interfered with the Company's contractual and prospective economic advantage associated with the Pokagon Tribe. The suit further alleges that Harrah's withheld vital business information from the Company. Harrah's has filed a motion to dismiss based on denial that Harrah's is a proper party to the lawsuit and that the Technical Assistance and Consulting Agreements do not create a partnership or Joint Venture relationship with the Company. The Company filed its response to Harrah's Motion for Summary Judgment in late December 1998. The Federal Minnesota District Court granted Harrah's Motion for Dismissal or Summary Judgment and the Company's complaint was dismissed with prejudice on May 24, 1999. The Company filed notice that it is appealing the decision.

     The Company initiated suit against Mark McKinney, personally, and Mana Corporation, on March 12, 1999, in the Circuit Court of Benton County, Arkansas. The Company alleges that Mr. McKinney and Mana Corporation breached the terms of the Letter of Intent and the Extension Agreement dated December 4, 1998, by prematurely terminating the agreement before April 30, 1999, and failure to repay a short term loan made to Mark McKinney, personally. The Company seeks a judgment against Mark McKinney and Mana Corporation in the amount of $150,000 plus interest and attorney's fees.

     Mark McKinney and Mana Corporation filed a counter claim April 5, 1999, alleging Mana Corporation incurred additional expenses associated with the due diligence with the Company and is asking for a judgment against the Company for $51,997 in addition to prejudgment and post judgment interest and attorney's fees. Mana Corporation and Mark McKinney have declined consent to a bench trial therefore the Company is proceeding with discovery and establishing a trial date.

ITEM 5   Other Information

     The Company has maintained a receivable in the amount of $250,000 which was due to mature two years from the dissolution of the partnership between the Company and Robert E. Low and Lawana Low on January 31, 1997. The Company has received $93,716 and is reserving the balance as an allowance for doubtful account.

     Prior to May, 1999, the Company received three letters from NASD notifying it that if the Company did not achieve minimum maintenance requirements under NASD rules the Company stock would be delisted from the National Market System. On May 25, 1999, NASD moved the Company's listing of common stock and warrants to the OTC Bulletin Board. While the Company may be subject to additional requirements under the "Penny Stock" rules of the Securities Exchange Act of 1934, brokers who are currently trading in the stock will not be subject to any additional reporting requirements when taking buy or sell orders. The Company's stock symbol remains the same, CSNR for the common stock and CSNRW for the warrants.

Item 6.  Exhibits and Reports on Form 8-K

A)   Exhibits

     3.1      Articles of Incorporation (1)
     3.2      By-laws (2)
     27.0     Financial Data Schedule


     1) Incorporated by reference to the Company's Form 10-KSB for fiscal year ended September 30, 1994, filed on January 12, 1995.

     2) Incorporated by reference to the company's Registration Statement on Form SB-2, File No. 33-9044

B) There have been no Current Reports on Form 8-K filed during the nine months ended June 30, 1999.



SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

                                        CASINO RESOURCE CORPORATION

Date:  August 16, 1999                  /s/ John J. Pilger
                                        -----------------------------------
                                        John J. Pilger, President & CEO



Date:  August 16, 1999                  /s/ Karla Schlett
                                        -----------------------------------
                                        Karla Schlett, Financial Controller