Form 10KSB40
period 1999-09-30
CASINO RESOURCE CORP
filed 2000-01-13
CIK 899778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. Yes X No
 .

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

     The Company's revenues for the fiscal year ended September 30,1999 were $8,228,220.

     As of January 7, 2000, 12,161,258 shares of Common Stock were outstanding, and the aggregate market value of such Common Stock (based upon the last reported sale price on the OTCBB), excluding outstanding shares beneficially owned by affiliates was approximately $6,055,410.

   Transitional Small Business Disclosure Format (Check one): Yes _____; No X

                                     PART I

ITEM 1.   BUSINESS

Recent Developments:

     Effective December 31, 1999 the Company purchased all of the assets of RawData, Inc., a privately held company headquartered in Fresno, California.
RawData, Inc. is a one-year old company focused on the development, sales and distribution of e-commerce business solutions geared toward direct advertising of mini-CDs (sometimes referred to as "buzz cards") used by consumers and businesses alike to link potential customers to web sites and e-commerce centers.

     Under the terms of the agreement, the Company paid a purchase price of $150,000; $85,000 at closing and a non-interest bearing note for $65,000 payment of which is contingent on the new multi-media company reaching $8 million in revenue, on a cumulative basis, within two years from the date of the closing. The Company may need to borrow additional funds to implement the business plan for the new multi-media subsidiary, which business operation is expected to require a minimum of $500,000 and, thereafter, up to an additional $1.5 million in capital. Additionally, the principals of the seller will receive 20% of the common stock of the new multi-media company. Options to purchase a maximum of 1,000,000 shares of the Company's common stock at an exercise price of seventeen cents per share, the market price on the date of the agreement, have been granted to the principals and employees of the acquired company. The options are subject to a three-year vesting period contingent upon, among other things, achieving specific revenue targets over a specified period of time. Upon acquisition, the new multi-media company changed its name to
BounceBackMedia.com, Inc., which subsidiary will be domiciled in Nevada and plans to move its operating headquarters to the Silicon Valley region so as to have access to an experienced pool of employees and in order to keep abreast of the emerging internet technologies. The Company has entered into two employment agreements with multi-media professionals. Roger Birks will act as CEO and Ricardo Gonzalez will hold the position of Executive Vice President of Technology, respectively, for BounceBackMedia.com, Inc.

     Mr. Birks has enjoyed a successful business career for over 25 years in management with NYSE companies as well as in an entrepreneurial capacity. Mr. Birks has been involved in business start-ups, some of which has been in the computer information systems industry.

     Mr. Gonzalez is a graduate of the University of California at Berkley and received a Masters Degree in Interactive Computing and Multimedia from Columbia University. Mr. Gonzalez comes to the Company from IBM where he most recently lead a team of visual designers, technical writers, and human factors engineers to develop world wide web applications for IBM, whose products generate over a billion dollars per year in revenue. Mr. Gonzalez is a specialist in multimedia design and software engineering.

     During 1998, management decided to restructure the Company's business by liquidating certain Company assets and redeploying the resulting cash into other businesses. Given the current economy, the Company placed an emphasis on business opportunities in the e-commerce industry.

Specifically, the Company focused on marketing and sales applications within the e-commerce industry, where the Company would be able to utilize its marketing and sales expertise by providing services to a new media marketplace that is experiencing strong growth trends.

     With the acquisition of all of the assets of RawData, Inc. the Company has positioned itself to provide cutting edge marketing and sales applications via the multi-media industry. Serving e-commerce, BounceBackMedia.com, Inc. was formed in response to new media technologies whereby interactive presented promotional messages are delivered digitally through various storage media including CD ROMs and the Internet. Internet technology and advances with CD ROM technology are dramatically changing the fundamentals of business operations. Management believes the Company is well positioned to capitalize on two markets, the emerging mini-CD industry and the interactive/new media product industry. The Company will control both CD-ROM storage media and new media production talent. The Company's business model positions the Company to take advantage of the wave of Internet centric marketing communications spending.

     On    January    4,    2000    the    Company    changed    its   name   to
BounceBackTechnologies.com, Inc. to communicate its intent to focus on its new media business in e-commerce.

     The Company's corporate offices in Ocean Springs, Mississippi will provide administrative and accounting support services to BounceBackMedia.com, Inc. as well as sales and marketing support services.

     The Company is currently negotiating a sale of its Tunisian Casino, located in North Africa. Additionally, the Company intends to offer for sale Country Tonite Enterprises, which produces a country western variety show in Branson, Missouri and Pigeon Forge, Tennessee. In doing so, it will have sufficient capital resources to fund its recently acquired business and focus its management resources on its new e-commerce business endeavors.

     Roy Anderson Corporation was the holder of a Company debenture in the principal amount of $1.5 million, which was due January 31, 1999. The Company and the debenture holder agreed to exchange the existing debenture for an Amended and Restated Debenture which contains the following material terms: accrued interest of $360,000 as of January 31, 1999 was paid by the delivery of 352,250 shares of common stock; interest on the debenture (at 6% per year) from February 1, 1999, to and including May 31, 1999 was capitalized and added to the principal balance of the debenture; principal and interest (at 6% per year) was amortized in 18 equal monthly installments beginning June 1, 1999, in an amount of $88,652 which could be paid at the Company's option, 50% cash ($44,326) and 50% stock (96,360 shares of common stock, which was valued at the average of the closing prices on the last 10 trading days in May, 1999 or $.46 per share). Pursuant to the terms of the debenture 600,000 shares of stock were delivered to the debenture holder between June 1, 1999 and December 31, 1999.

     On December 31, 1999 the Company and Roy Anderson Holding Corp. (the current debenture holder) agreed to amend and restate the debenture. The agreement separates the remaining outstanding balance of the original debenture as of December 31, 1999 in the amount of $1,028,553 into two debentures. The first debenture calls for the Company to pay $342,655 along with simple interest fixed at 6% per annum. This debenture is paid with in monthly installments of $44,238 beginning April 2000 with the last payment due November 2000. The second debenture calls for the Company to pay $685,897 along with simple interest fixed at 6% per annum. This debenture is payable in one lump sum at its maturity on December 31, 2002. In addition, the second debenture provides for mandatory prepayments if certain conditions should arise. These most notably relate to the Company's completion of the sale of its discontinued operations, sale or other disposition of its existing business operations or assets, collection of any proceeds from litigation and the collection of any payments from the Lakes Gaming agreement. Upon Company's satisfaction in full of all outstanding amounts due under the debentures 1,100,000 shares of common stock held in escrow shall be cancelled. In connection with the restructuring of the debt, the Company has granted Roy Anderson Holding Corp. options to purchase 300,000 shares of the Company's common stock at an exercise price of $.17 per share. The option expires on December 31, 2002.

Historical Developments:

     Casino Resource Corporation and subsidiaries (the "Company") has been engaged in the entertainment and gaming industry. The following are highlighted events which occurred during fiscal 1999.

     The Company operates and manages the Country Tonite Theatre in Branson, Missouri. The Company owns and operates a musical production company, Country Tonite Enterprises ("CTE"), which provides Country and Western musical entertainment to the Country Tonite Theatre, LLC, ("CTT, LLC") in Pigeon Forge, Tennessee, and to the theatre in Branson, Missouri. Additionally, the Company leases and operates a casino in Tunisia, North Africa, through its 85% owned subsidiary, CRC of Tunisia, S.A., which opened in 1997 and is being held for sale.

     In September 1998, the Company entered into an Asset Purchase Agreement to sell substantially all of the assets used in connection with operations of the Country Tonite Theatre and Country Tonite Enterprises to On Stage Entertainment, Inc. ("On Stage"), for $13.8 million. However, in April 1999, the Agreement between the Company and On Stage was terminated. The consummation of the sale was contingent on On Stage's obtaining financing of the purchase price, which On Stage was unable to obtain. The Company maintained a full business operation of Country Tonite Theatre and the Country Tonite Show throughout this proposed transaction. The operating results of CTT, LLC and CTE, previously reported as discontinued operations in fiscal 1998, have been reclassified and reported as "continuing operations" for fiscal 1999.

     The Company sold it's 60% interest in CTT, LLC for $20,000 to its 40% Joint Venture partner, Burkhart Ventures, LLC, effective December 31, 1998. As a result, the Company has recognized a gain on the sale of its Joint Venture interest in the amount of $78,566. The Company's Country Tonite Show continues to perform at the Pigeon Forge Theatre.

     In December 1998, the Company entered into a Memorandum of Understanding to form a joint venture with Lakes Gaming, Inc. (NASDAQ: LACO) for the purpose of pursuing a management and development agreement to develop one or more casinos on behalf of the Pokagon Band of Potawatomi Indians (the "Pokagon Tribe") in southwestern Michigan and northern Indiana. In May 1999, the Company and Lakes Gaming entered into an agreement to terminate the Memorandum of Understanding, in the event that the Pokagon Tribe chose to enter into management and development agreements solely with Lakes Gaming. In June 1999, Lakes Gaming was selected by the Pokagon Tribe to negotiate a management and development agreement. On August 31, 1999, the newly elected tribal council of the Pokagon

Tribe ratified the Management and Development Agreement with Lakes Gaming and the Company's Revised Conditional Release and Termination Agreement with Lakes Gaming became effective. The terms of the Revised Conditional Release and Termination Agreement call for the payment by Lakes Gaming, Inc. to the Company of an aggregate maximum sum of $16.1 million, which includes a $2 million cash down payment. The balance of $14.1 million is payable if certain events occur relative to the location of the Tribe's casino, the opening of the casino and Lakes Gaming manages the casino. The Company received the $2 million down payment on August 31, 1999. The agreement calls for the Company to repay the $2 million if after five years the casino has not opened. Further, $2.5 million of the $16.1 million payment is due only if the Tribe builds a casino in Indiana and Lakes Gaming is the manager.

     The Company's subsidiary, CRC of Branson, was indebted to Ahab of the Ozarks ("Ahab"), the mortgage holder of the Country Tonite Theatre, in the principal amount of $7 million. This obligation matured October 1, 1999. In September of 1999, the Company entered into an agreement, which was finalized in October 1999 with Ahab whereby the Theatre asset (with an appraisal value of approximately $7 million) was transferred to Ahab and the Company's $7 million mortgage obligation to Ahab was canceled. In addition, Ahab entered into a two-year triple net lease with CRC of Branson, guaranteed by the Company, for a rental payment of $70,000 per month. CRC of Branson has five one-year options to renew the lease at that rent, plus a cost of living index increase not to exceed 3% per year. The Company has agreed to make approximately $100,000 in capital improvements to the Theatre. The Company has negotiated an option to purchase the Theatre from Ahab of the Ozarks for $6.5 million over the next two years and has a right of first refusal during the five year renewal term. The transaction required the Company to recognize a loss of $536,000 in its 1999 Income Statement. The transaction, however, removed $7 million in debt and $6.5 million in assets from the Company's balance sheet and reduced its monthly obligation by approximately $5,000.

     The Company has decided to sell its interest in the Tunisian Casino and to leave the gaming industry. Accordingly, the Tunisian operation is reported on the financial statements of the Company as a "discontinued operation." The Company has commenced negotiations to sell its 85% interest in CRC Tunisie, S.A. to Samara Casino Company ("Samara"), the mortgage holder of the Casino Caraibe property. The discussions have not been finalized and there is no assurance that the Company will in fact conclude a transaction with Samara.

     The Company terminated its Agreement with Mark McKinney to build a spring water bottling plant in Bentonville, Arkansas. The Agreement was contingent on the Company's procuring $25 million in debt and equity financing. The Company depended upon the sale of the Company's Country Tonite Theatre and Country Tonite Enterprises to On Stage to provide a portion of its capital for this investment. On Stage's termination of the purchase transaction was instrumental in the Company's inability to complete its financing of the water bottling plant. See Item 3. Legal Proceedings.

General

     The Company was organized in 1969. In 1987, the company merged into an inactive public corporation, and in 1993, changed its name to Casino Resource Corporation. Prior to 1987, the Company engaged in various business activities unrelated to its current or proposed businesses. Between 1987 and 1991, the

Company's primary business was owning and managing recreational vehicle resorts, and providing related direct marketing services. The Company sold its capital-intensive camp resort properties during 1988 through 1991 and began offering its direct marketing services to the recreational real estate industry. The marketing services provided were primarily focused toward timeshare and camp resort developments and, eventually, to the casino industry. The Company sold its timeshare and camp resort direct marketing business in May 1994, and directed its focus to the hospitality and entertainment industry in both gaming and high tourist areas, and to the emerging gaming industry.

     The Company entered the hospitality and entertainment industries by acquiring or developing four businesses. In March 1994, the Company purchased a musical production company, which staged an award-winning show at the Aladdin Hotel in Las Vegas, Nevada, which closed on November 15, 1997 with the closing of the Aladdin Hotel. Also in March 1994, the Company purchased its "Country Tonite Theatre" in Branson, Missouri. In May 1994, the Company completed construction and opened its 154 room hotel, the "Grand Hinckley Inn," on 7.5 acres of leased land in northern Minnesota adjacent to the Grand Casino Hinckley, an Indian gaming facility currently operated by Grand Casinos, Inc. This facility was sold to the Mille Lacs Band of the Ojibwe Indians in June 1998. Also, in May 1994, the Company opened the Biloxi Star Theatre, a 1,900 seat deluxe theater in Biloxi, Mississippi, which was subsequently sold to Grand Casinos, Inc. in September 1994. In March 1997, a third venue for the Country Tonite Show opened in Pigeon Forge, Tennessee. CTT, LLC, formerly a joint venture between the Company and Burkhart Ventures, LLC, presents the Country Tonite Show in a 1,500-seat theater in Pigeon Forge, Tennessee. The Company was the operating manager and owned 60% of the joint venture. Effective December 31, 1998, the Company sold its 60% interest in CTT, LLC to its minority partner, Burkhart Ventures, LLC. The Company's Country Tonite show continues to perform at the Pigeon Forge Theatre, with its contract renewed for the year 2000. On October 18, 1997, the Company, through its 85% owned subsidiary CRC of Tunisia, Inc., opened Casino Caraibe in a leased facility in Sousse, Tunisia, North Africa. The Company anticipates the sale of the Casino business in January 2000, subject to successful negotiation of a sales agreement with the tentative purchaser, Samara Casino Company.

     The Company had previously entered into a Technical Assistance and Consulting Agreement with Harrah's Entertainment, Inc. ("Harrah's") which provided that, upon the receipt of a compact and regulatory approval, Harrah's was to develop and manage one or more casinos to be funded by Harrah's for the Pokagon Tribe. The Company would have received, upon commencement of operations, 21.6% of Harrah's management fee, but was not required to provide any development capital. The Management Agreement between Harrah's and the Band was canceled during fiscal year 1998. The Company filed suit against Harrah's Entertainment, Inc. on September 4, 1998, alleging that Harrah's breached its agreements with the Company and tortuously interfered with the Company's contractual and prospective economic advantage associated with the Pokagon Tribe. The Court dismissed the suit May 24, 1999. The Company filed an appeal September 16, 1999. See Item 3 Legal Proceedings.

Continuing Operations

Country Tonite Theatre  (Branson, MO)

     The Company entered into an agreement to purchase the former Ray Stevens Theatre, renamed the Country Tonite Theatre (the "Theatre") located at 4080 W. Highway 76, Branson, Missouri 65616 in March 1994, for a purchase of $10 million. In May 1994, the 2,000-seat theater began running two Country Tonite shows daily, featuring dancers, singers, comics and other variety acts. The show is produced by the Company's Las Vegas-based subsidiary, "CTE". The Theatre includes 38,000 square feet on two floors with an auditorium, a stage area, control booths, dressing rooms, upstairs offices, a lounge, a gift shop, which offers a wide variety of souvenirs with the Country Tonite theme, and two concession stands. In addition, the Theatre parking lot accommodates 600 cars and 30 buses.

     Branson, Missouri is a popular resort destination for country music lovers from across the nation. Branson is located at the intersection of U. S. Highway 76 and Interstate Highway 65, which connects Branson and Springfield, Missouri. Branson is located approximately 250 miles from St. Louis and 40 miles from Springfield. Branson's population is approximately 3,000. The city includes over 30 theaters featuring music stars such as Andy Williams, Bobby Vinton and the Osmond family and provides a wide range of family entertainment for all ages. In addition to approximately 20,000 hotel rooms, Branson offers diverse eating, shopping and recreational activities to its approximately 6.3 million annual visitors (according to the Branson Chamber of Commerce), most of whom visit between the months of March and December. Typical visitors to Branson are senior citizens participating in bus tours through Missouri. Families also comprise a large part of Branson's visitors during the summer months and are drawn to Branson not only by the country music, but also by the additional activities offered in the summer months by the many lakes in the Branson area and the Arkansas Ozarks, another popular tourist destination area only 50 miles from Branson.

     The Theatre attracts "walk-up" patrons (approximately 85% of total sales), both through local media advertising and "word-of-mouth," and markets to pre-arranged bus tours (approximately 15% of total sales). The large number of competing theaters and the number of shows could attract ticket buyers away from the Company's theatre. Also, other area tourist attractions could limit the growth or even decrease ticket sales. In addition, other geographic areas are currently actively seeking to increase their tourist bases, which could, at some point, negatively affect the number of annual visitors to Branson. The Country Tonite Show, although having won major awards, could provide the format to a similar show developed by a competing theatre with possible adverse consequences to the Company. In October 1999, the Country Tonite Theatre received the Branson 1999 Show of the Year Award.

     The Company maintained its Country Tonite Theatre business operation during 1999, as the sale to On Stage was terminated April 1999, it became necessary for the Company to negotiate a satisfactory resolution to the $7 million interest bearing mortgage note on the Theatre which fell due October 1, 1999.

     As indicated above, in October 1999 the Company reconveyed the Theatre to the Lender in exchange for a release of the Company's mortgage of the property. The balance of the mortgage and the value of the Theatre were approximately equal.

Country Tonite Production Show (Las Vegas, NV)

     CTE, the Company's musical production subsidiary based in Las Vegas, Nevada, was acquired in March 1994. The production show involves a country and western theme (the "Show"). CTE, which produces the Show, received the CMOA award as well as: "Best Television Program in Nevada", "Electronic Media Award 1994", and "Recording of the Year". In 1997, the Show was awarded the "International Country Music Live Show of the Year" and Jack Pilger, the Company's Chairman and CEO, was awarded "International Producer of the Year" and inducted into the Country Music Organizations of America Hall of Fame in 1997. Casts of the Country Tonite show perform at the Country Tonite Theatre in Branson, Missouri and Pigeon Forge, Tennessee.

     While the Company has been provided opportunities to present the Country Tonite Show in various venues across the country, other than Branson, MO and Pigeon Forge, TN, it has been unsuccessful to date in securing an attractive financial arrangement to offset the cost to produce the Show in these alternative venues.

Country Tonite Theatre - Pigeon Forge

     CRC of Tennessee, Inc. ("CRCT"), a wholly owned subsidiary of the Company and Burkhart Ventures, LLC formed a joint venture, CTT, LLC, to present the Country Tonite Show in a 1,500-seat theatre located in Pigeon Forge, Tennessee, which opened on March 21, 1997. CRCT owned 60% of the joint venture and managed the theater. The Company and Burkhart Ventures, LLC, entered into an agreement, which terminated the Company's 60% ownership of CTT, LLC effective December 31, 1998 for a purchase price of $20,000 (the "Purchase Price"). The Purchase Price was payable on September 30, 1999, subject to ticket sales at the Theatre between January 1, 1999 and September 30, 1999 increasing 10% over the comparable period for 1998 or the Purchase Price would be discounted to $10,000. As of September 30, 1999, average ticket sales were 13% higher than ticket sales for the same period 1998. Therefore, the Company received $20,000 on October 6, 1999 as payment in full for its 60% interest in CTT, LLC. Termination of the Company's 60% Joint Venture interest with CTT, LLC has reduced the Company's net out-of-pocket expenditures by $337,000 for the nine month period in 1999 versus the same period in 1998 related to the Company's 60% contribution to fund CTT, LLC operating losses. Further, under the terms of the Agreement, the Company manages CTT, LLC for a fee of $2,000 per week in season and $1,000 per week during the off season for the period January 1, 1999 through December 31, 1999. The Company has had no vested ownership interest in or financial obligation to CTT, LLC after December 31, 1998. Burkhart Ventures, LLC, representing 100% of the interest of CTT, LLC as of January 1, 1999, contracted with CTE to produce shows for the 1999 calendar season for a fee of $36,750 per 12 show week. Burkhart Ventures, LLC, gave notice to CTE that it wishes to extend the contact term for the 2000 show season.

Discontinued Operations

Tunisia Casino

     The Company, through its 85% owned subsidiary, CRC of Tunisie, S.A., leases and operates a casino and 500-seat theatre in Sousse, Tunisia, North Africa. The 42,000 square foot casino resort, which opened October 18, 1997, has over 10,000 square feet of gaming space with approximately 281 slot machines and 21 table games.

     The entertainment complex and casino is a freestanding building, which is located on a triangular piece of property in front of the 425-room Hotel Samara, one of three hotels that Samara controls in Sousse. The two other hotels have 125 and 275 rooms, respectively. The site is located on the main street of Sousse in the heart of the tourist center and directly off the beach. The site is approximately 1.5 acres in size. The casino is the first of its kind in the city of Sousse. Two other casinos are open in other Tunisian municipalities at distances of approximately fifty to three hundred miles from Sousse. CRC of Tunisia also operates a gourmet restaurant, gift shop and additional food and bar service on the property. The remaining 15% ownership interest in CRC of Tunisia is held by Samara, which acquired it for nominal consideration as part of the development transaction.

     The Republic of Tunisia is a small country in the most northern part of North Africa and is bordered on the north and east by the Mediterranean Sea, on the southeast by Libya, and on the west by Algeria. It is approximately 62,608 square miles in size or relatively the same size as Illinois. Tunisia is a destination resort known for its beaches. The city of Sousse borders the Mediterranean. Casinos are a recent attraction for the tourist trade in Tunisia.

     According to the Ministry of Tourism, the number of annual tourists visiting Tunisia is estimated to be 4.5 million per year, and the average length of stay for tourists is approximately 6 days. There are approximately 20,000 hotel rooms in the city of Sousse with many more in the outlying areas. The tourist season is May 15 through October. According to the Ministry of Tourism, during this time, the hotel rooms are historically, on average, 80% occupied and the average occupancy rate year-round is 53%. The closest airport to Sousse is approximately 30 minutes away. Tourists are typically bused from the airport to Sousse.

     The Company has decided to sell its interest in the Tunisian Casino and to leave the gaming industry. Accordingly, the Tunisian operation is reported in the financial statements of the Company as a "discontinued operation." The Company has commenced negotiations to sell its 85% interest in CRC Tunisie, S.A. to Samara, the mortgage holder of the Casino Caraibe property. The discussions have not been finalized and there is no assurance that the Company will in fact conclude a transaction with Samara.

Regulation and Licensing of Gaming Activity

     The ownership and operation of casinos in the U.S., Tunisia and other gaming jurisdictions is highly regulated. The Company obtained its operating and gaming license in Tunisia and opened the casino on October 18, 1997.

     The Company's gaming venture is subject to Tunisian laws and regulations affecting the ownership and operation of the casino. Tunisian nationals are prohibited from gaming in Tunisia. Casino guests are required to present a passport or valid identification for entry into the Casino. Operations outside the U.S. are subject to inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, currency restrictions, difficulty in staffing and managing international operations, language barriers, difficulty in obtaining working permits for employees, limitations on technology transfers, potential adverse tax consequences, and difficulties in operating in a different cultural and legal system. The Casino has not generated a profit. Nor can the Company make any assurances that it will generate a profit in the future. Therefore, the Company has entered into negotiations which may lead to the sale of its 85% of its interest in CRC of Tunisie, S.A. and underlying stock to Samara Casino Company.

Employees

     At September 30, 1999, the Company had 10 employees at its headquarters in Ocean Springs, Mississippi; 105 employees at the Country Tonite Theatre in Branson, Missouri (reduced to approximately 6 employees during the off season); 25 CTE employees at Pigeon Forge, Tennessee; and 110 employees in Sousse, Tunisia. The entertainers are contracted for the subsequent season between December and February each year.

     The Company maintains an employment agreement with its CEO. See Item 10, "Executive Compensation." None of the Company's employees are represented by a union, and management considers its labor relations to be good.

ITEM 2. PROPERTIES

     The Company's leased properties include principally: the Country Tonite Theatre in Branson, Missouri; the casino and theatre complex in Sousse, Tunisia, the Company's executive office in Ocean Springs, Mississippi; and a residential property in Ocean Springs, Mississippi.

     The 2,000-seat Country Tonite Theatre in Branson, Missouri is leased by CRC of Branson for an initial two year triple net lease, guaranteed by the Company, for rental of $70,000 per month and the Company has five one-year options to renew the lease at that rent, plus a cost of living index increase, not to exceed three percent (3%) per year. The Company has an option to purchase the theatre for $6.5 million over the next two years and has a right of first refusal during the ensuing five years.

     The Company leases, pursuant to a five-year lease, expiring in 2002, executive office space in Ocean Springs, Mississippi at a rate of $67,500 per annum.

     The 42,000 square foot casino resort in Tunisia is leased pursuant to a three-year lease (with two, three-year renewal options) providing for an adjusted annual base rent of 480,000 dinars, which is approximately $407,125 US at the current exchange rate, plus value added taxes. In addition, a scaled variable rental fee is incurred when gross gaming revenues exceed 125,000 dinars monthly. The Company also pays rent on the Casino Theatre at the rate of 10% of revenue with a minimum of one dinar (currently worth approximately $.85 US) per paying customer. The Company's lease obligation to Samara Casino Co. will terminate if the Casino is sold to Samara.

     The Company had guaranteed the rent payments of CTT, LLC to the minority partner of CTT, LLC, who is lessor of the Pigeon Forge Theatre facility. These guarantees terminated under the sale agreement which became effective December 31, 1998.

     The Company owns a residence in Ocean Springs, Mississippi, which is rented to a principal of Monarch Casinos, Inc. at a below-market rate. The lease is in default. See Item 3, "Legal Proceedings."

     Finally, the Company owns several small lots and real estate parcels in Wisconsin, which it is attempting to sell. Proceeds, if any, from the sale are not expected to be material. Additionally, the Company owns two parcels of land in Ocean Springs, MS.

ITEM 3. LEGAL PROCEEDINGS

     James Barnes and Prudence Barnes, two former officers of a subsidiary of the Company, have brought suit in State District Court, Clark County, Nevada, against the Company in connection with their employment termination in June 1995. The Barnes have alleged the Company breached their contracts based on the termination of the Barnes employment; intentional misrepresentation; and breach of contract based on the untimely registration of their stock. No specific amount of damages has been claimed, however the plaintiffs have informally indicated that they would entertain a settlement offer between $250,000 and $350,000. A trial date is set for January 2000. The Company intends to vigorously defend itself in this matter.

     On December 31, 1997, the Company's former chairman, Kevin Kean, defaulted on repaying the $1,232,000 principal of notes receivable due the Company. The Company held 150,000 shares of the Company's stock as collateral. On January 15, 1998, the Company signed a subsequent agreement with Mr. Kean. Under this agreement, 220,000 additional shares of the Company's stock owned by Mr. Kean were canceled along with the 150,000 collateral shares held (valued at the market price of $1.19 per share). Additionally, the Company and Mr. Kean entered into a new note agreement. The new 7% interest bearing note of $1,196,885, including approximately $143,000 of previously reserved interest is scheduled to mature on January 15, 2001. The note is collateralized by Mr. Kean's 5% interest in the Company's Pokagon management fee. Solely at the Company's discretion, at any time prior to maturity, the Company can take the collateral as payment in full for the note. Generally accepted accounting principles do not permit the recording of contingent assets until realized and as Mr. Kean's ability to pay the note is not known, the Company at September 30, 1998 provided an impairment reserve for the $791,900 which represents the notes remaining principal balance after stock cancellations. Under the terms of the Loan and Settlement Agreement, ". . .In the event that CRC shall sell, assign or transfer its interest in the Pokagon Project, in whole or in part, to any other party, by way of sale, loan, settlement, fee, or otherwise for consideration in an amount in excess of $1 million, Kean's obligation under the Renewal Note shall be fully discharged and satisfied and CRC shall mark the Renewal Note "Paid" and return it to Kean. . ."

     The Company initiated a civil suit against Harrah's on September 4, 1998 in United States District Court for District of Minnesota. The Company alleges that Harrah's breached the Technical Assistance and Consulting Agreement and tortuously interfered with the Company's contractual and prospective economic advantage associated with the Pokagon Band of Potawatomi Indians' Management Agreement. The suit further alleges that Harrah's withheld vital business information from the Company. The Court granted Harrah's motion for Summary Judgment and the Company's complaint was dismissed with prejudice on May 24, 1999. The Company filed an appeal in the Eighth Circuit United States Court of Appeals on September 16, 1999. The Company asserts that it has the right to resolve the dispute with Harrah's in some forum and the trial court erred by dismissing the Company's complaint without granting the Company leave to file an amended complaint which would include a claim for an accounting and damages under the Uniform Partnership Act. The Company plans to vigorously pursue the claim and seeks a judgment against Harrah's plus interest and legal fees.

     The Company initiated a civil suit against Willard Smith and Monarch Casinos, Inc. on December 19, 1998 in the Circuit Court of Jackson, Mississippi. The Company alleges that Mr. Smith and Monarch Casinos, Inc. have breached the terms of the Memorandum of Understanding, Amendment and Modification Agreement, and Consulting Agreement by failing to provide the services required under the terms of the agreements, breaching their obligations of good faith to the Company and by attempting to secure the termination of the Company's interest in the Pokagon project. The suit further alleges Mr. Smith has defaulted on his obligations to pay rent and maintain the up-keep of the Company residential property located at 303 LaSalle Street, Ocean Springs, Mississippi and defaulted on repayment of loans from the Company in excess of $300,000.

     The Company seeks a judgment against Monarch Casinos, Inc. and Willard Smith plus interest and attorneys fees for notes due and material breach of agreements; removal of Smith from the rental property and punitive damages. Mr. Willard Smith filed a counter claim on February 16, 1999, alleging breach of contract; breach of duty of fair dealing; tortuous interference with prospective business advantage; specific performance of contract to purchase real property and fraud. The Company plans to vigorously defend itself in this counterclaim and is asking the court to dismiss the matter.

     Norm D. Holm, and N.D. H. Inc., ("NDH"), a Minnesota corporation, brought suit in the Tenth Judicial District Court, county of Sherburne, Minnesota, against the Company on August 11, 1998. NHD alleges that the Company entered into an indemnification and hold harmless agreement to indemnify and hold NDH harmless from loss of claims, etc., incurred as a result of services provided to real property known as "Pintail Woods", which claim purportedly totals $158,000. These claims were brought before the American Arbitration Association ("AAA") in December 1992, which originally ruled that the arbitration was not appropriate at that time. On July 7, 1998, the Tenth Judicial District Court, county of Sherburne, Minnesota, ordered this matter be submitted to arbitration. The Company plans to vigorously defend itself in this matter and is asking the court to dismiss the suit based on a statue of limitations defense because the event at issue took place over eight years ago.

     The Company initiated suit against Mark McKinney, personally, and Mana Corporation, on March 12, 1999, in the Circuit Court of Benton County, Arkansas. The Company alleges that Mr. McKinney and Mana Corporation breached the terms of the Letter of Intent and the Extension Agreement dated December 4, 1998, by prematurely terminating the agreement before April 30, 1999, and failure to repay a short term loan made to Mark McKinney, personally. The Company seeks a judgment against Mark McKinney and Mana Corporation in the amount of $150,000 plus interest and attorney's fees. Due to the uncertainty of Mr. McKinney's ability to make payment, $75,000 of this receivable has been reserved. Mr. McKinney and Mana Corporation filed a counterclaim April 5, 1999, alleging Mana Corporation incurred additional expenses associated with the due diligence with the Company and is asking for a judgment against the Company for $51,997 in addition to prejudgment and post judgment interest and attorney's fees.

     In November 1999, Mana Corporation petitioned an Arkansas Court for reorganization under Chapter 11 of the Bankruptcy Code; therefore the balance of the receivable was reserved in November 1999.

     Concurrent with the Company's negotiations with Samara Casino Co. for sale of 85% interest of CRC of Tunisia, S.A., the Company entered into negotiations with Seamar Group, holder of a $1 million long term note with the Company. The Company satisfactorily concluded negotiations and entered into an agreement with Seamar whereby the Company paid $150,000 to Seamar Group in November 1999 and received a $330,000 discount on the Seamar note. The balance of $525,000 due Seamar Group is payable over eighteen months beginning December 1999 without interest.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1999.

                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company's common stock (symbol "CSNR") and its Class A warrants (symbol "CSNRW") were formerly traded on the NASDAQ National Market System. On May 24, 1999, the Company was notified by NASD that the Company had not met the net tangible asset listing requirement of NASDAQ and, therefore, the Company's common stock and its warrants would be moved to the OTCBB effective at the opening of trading on May 25, 1999. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $6.75. The warrants expired on September 15, 1999. The following table sets forth, for the fiscal periods indicated, the high and low sales prices of the common stock and Class A warrants as reported by NASDAQ from October 1, 1997 through May 24, 1999, and the high and low bid prices of such securities as reported by NASDAQ since May 24, 1999. Quotations price May 24, 1999 reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions:

                                      Common Stock                 Warrants
                                   High          Low         High            Low
FISCAL 1999

           First Quarter         $   0.97     $   0.31     $   0.03     $    0.11

           Second Quarter        $   0.75     $   0.25     $   0.03     $    0.13

           Third Quarter         $   0.84     $   0.25     $   0.01     $    0.08

           Fourth Quarter        $   0.59     $   0.20     $   0.03     $    0.001

FISCAL 1998

           First Quarter         $   2.00     $   1.06     $   0.41     $    0.09

           Second Quarter        $   1.38     $   0.81     $   0.19     $    0.06

           Third Quarter         $   1.19     $   0.69     $   0.13     $    0.06

           Fourth Quarter        $   1.13     $   0.50     $   0.09     $    0.03

Holders

     On December 2, 1999 there were approximately 333 record holders of the common stock. The Company estimates that there are an additional 2,750 shareholders in nominee or street name at that date.

Sale of Unregistered Securities

     In September  1997,  the Company  completed a placement  of  $800,000,  13%
subordinated convertible debentures (with net proceeds of $707,000). The debentures had a one-year maturity with the holder's ability to convert into shares of common stock on or before the anniversary date at a price equal to 83% of the then current trading prices of common stock. At the issuance date, the Company recorded a debt discount of $206,036 with a corresponding credit to additional paid-in capital. The discount was amortized over 90 days, which represents the required holding period of the debentures. On December 12, 1997, $400,000 principal amount of debentures plus interest was redeemed in cash. In August 1998, $171,674 principal amount of debentures plus interest was redeemed in cash. During 1999, $107,000 of the principal amount of the debentures were converted into 311,093 common shares. The remaining balance $121,325 plus interest ($164,000 total) was settled in full by a cash payment of $100,000 in October 1999.

     Roy Anderson Corporation was the holder of a Company debenture in the principal amount of $1.5 million, which was due January 31, 1999. Company and the debenture holder agreed to exchange the existing debenture for an Amended and Restated Debenture which contains the follow in material terms: accrued interest of $360,000 as of January 31, 1999 was paid by the delivery of 352,250 shares of common stock; interest on the debenture (at 6% per year) from February 1, 1999, to and including May 31, 1999 was capitalized and added to the principal balance of the debenture; principal and interest (at 6% per year) was amortized in 18 equal monthly installments beginning June 1, 1999, in an amount of $88,652 which could be paid at the Company's option, 50% cash ($44,326) and 50% stock (96,360 shares of common stock, which was valued at the average of the closing prices on the last 10 trading days in May, 1999 or $.46 per share). Pursuant to the terms of the debenture 600,000 shares of stock were delivered to the debenture holder between June 1, 1999 and December 31, 1999.

     On December 31, 1999 the Company and Roy Anderson Holding Corp. (the current debenture holder) agreed to amend and restate the debenture. The agreement separates the remaining outstanding balance of the original debenture as of December 31, 1999 in the amount of $1,028,553 into two debentures. The first debenture calls for the Company to pay $342,655 along with simple interest fixed at 6% per annum. This debenture is paid in monthly installments of $44,238 beginning April 2000 with the last payment due November 2000. The second debenture calls for the Company to pay $685,897 along with simple interest fixed at 6% per annum. This debenture is payable in one lump sum at its maturity on December 31, 2002. In addition, the second debenture provides for mandatory prepayments if certain conditions should arise. These most notably relate to the Company's completion of the sale of its discontinued operations, sale or other disposition of its existing business operations or assets, collection of any proceeds from litigation and the collection of any payments from the Lakes Gaming agreement. Upon Company's satisfaction in full of all outstanding amounts due under the debentures 1,100,000 shares of common stock held in escrow shall be cancelled. In connection with the restructuring of the debt, the Company has granted Roy Anderson Holding Corp. an option to purchase 300,000 shares of the Company's common stock at an exercise price of $.17 per share. The option expires December 31, 2002.

     Mr. Pilger agreed to purchase 852,250 shares of Company common stock held by Roy Anderson Holding Corp. on December 31, 1999 for a purchase price of $.10 per share.

Dividends

     No dividends have been declared or paid during the reporting period.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Following is management's discussion and analysis of significant factors which have affected the Company's financial position and operating results during the periods reflected in the accompanying consolidated financial statements.

CONSOLIDATED

     The Company's revenues from continuing operations were $8,228,220 a decrease of $3,270,193 or 28% from the $11,498,413 in fiscal 1998. The decrease in revenue in 1999 from 1998 relates to 1998 operating results which reflect nine months of revenue from Grand Hinckley Inn, which was sold in June 1998. Additionally, 1998 operating results include 12 months revenue from the Country Tonite Theatre, LLC versus three months revenue in fiscal 1999 as the Company's 60% Joint Venture interest was sold to the LLC's minority partner December 31, 1998.

CONTINUING OPERATIONS

ENTERTAINMENT

Country Tonite Theatre - Branson, MO

     The Country Tonite Theatre in Branson, Missouri, had Fiscal 1999 revenue of $5,857,760, a decrease of $272,207 or 4% from the fiscal 1998 total of $6,129,967. Paid attendance for the Country Tonite show was 30% of capacity in 1999 compared to 31% of capacity in fiscal 1998. Average ticket price was $17.33 in fiscal 1999 compared to $17.00 in fiscal 1998. Although average ticket price increased, the increase was offset by the decrease in overall occupancy. Through cost containment efforts by Company management, operating expenses before the loss on the sale/lease-back transaction, including project, general and administrative costs and depreciation, fell $206,912 or 5% to $3,988,938 in fiscal 1999 from $4,195,850 in fiscal 1998. Operating income, excluding the sale/lease-back transaction, decreased $37,233 or 3% to $1,209,559 in fiscal 1999 from $1,246,792 in fiscal 1998. This decrease is due to a decline in revenue and gross profit which was only partially offset by the cost reductions in operating expenses.

Country Tonite Theatre L.L.C.

     The Company sold its 60% interest in the CTT, LLC effective December 31, 1998. As a result, the Company has recognized a gain on the sale in the amount of $78,566. Revenues for the period of October 1, 1998 through December 31, 1998 totaled $1,336,174. Operating expenses, including project, general and administrative costs and depreciation, totaled $1,457,517 (including $597,058 eliminated in consolidation) resulting in an operating loss of $121,343 before the minority interest share of the loss.

Country Tonite Production Show

     Country Tonite Production show revenues totaled $1,563,058 in fiscal 1999, a decrease of $474,611 from revenues of $2,037,669 for fiscal 1998. This decrease is due to the closing of the Aladdin show in November 1997 ($275,000) and a decrease in the fee paid to the Country Tonite production company by CTT, LLC in Pigeon Forge ($200,000). Operating expenses (including project, general and administrative costs and depreciation) decreased from $1,799,485 in fiscal 1998 to $1,417,930 in fiscal 1999 or 21%, principally as a result of not having any Aladdin show payroll in 1999 ($311,000). Operating income decreased to $145,628 in fiscal 1999 from $238,184 in fiscal l998.

GENERAL AND ADMINISTRATIVE

     The Company's general and administrative expenses aggregated $2,846,860 in fiscal 1999 compared to $3,029,925 for fiscal 1998, a decrease of $183,662 due primarily to a reduction in professional fees ($321,000) and legal fees ($46,000), offset by an increase in bad debt expense ($148,000).

DISCONTINUED OPERATIONS

GAMING, TUNISIA

     Revenue for fiscal 1999 totaled $2,526,193 compared to $3,305,396 for 1998, a decrease of $779,203 or 24%. Operating expenses, including project, general and administrative cost and depreciation, decreased $2,520,870 from $6,874,718 in 1998 to $4,353,842 in 1999 resulting in an operating loss of $1,587,648.

INTEREST EXPENSE

     Interest expense totaled $774,507 for fiscal 1999 compared to $1,311,743 for fiscal 1998. The decrease from 1998 was due principally to nine months of interest in 1998 on the note payable for the building at Grand Hinckley Inn and a corporate note payable which was paid in full in June 1998.

OTHER

     Interest income as of September 30, 1999 was $160,099 compared to $206,195 for the same period in 1998, a decrease of $46,096 or 22%. This is primarily due to maintaining lower interest bearing cash balances through out the year in 1999 versus 1998.

LAKES GAMING AGREEMENT

     See third paragraph of Note 7 to the Financial Statements and discussion under Item 1. "Business".

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased from $1,123,732 at September 30, 1998 to $1,658,435 at September 30, 1999. The Company's principal source of funds during the period ended September 30, 1999, were revenues from Country Tonite Branson, the show fee from Pigeon Forge and the $2 million received from Lakes Gaming. The Company's principal use of funds other than operations consisted of debt repayments totaling $401,296 and capital expenditures. In June of 1999, the Company began making payments on a $1.5 million debenture to Roy Anderson Holding Corp. The total monthly payment of $88,652 was required to be paid at least 50% cash and the balance in cash or Company common stock, at the Company's option. As of December 31, 1999, $188,000 had been paid in cash and $165,000 in stock. The restatement of the debenture obligation on December 31, 1999 (see
Item 1, Business) is not anticipated to have any material effect on the Company's liquidity in the current fiscal year or the next two fiscal years because the monthly cash payments required on the debenture maturing on November 1, 2000 are approximately the same as the required cash payment under the former debenture. However, the Company will be required to repay in cash rather than in Company common stock the debenture maturing on December 31, 2002 (or sooner if certain events occur). The Company anticipates obtaining the cash needed to satisfy the December 31, 2002 obligation through receipts from Lakes Gaming, Inc.

     The Company expects that cash on hand and cash from future operations will be sufficient to meet the capital expenditures, debt service and working capital requirements of its existing business for the next fiscal year. In addition, the Company has executed a Revised Conditional Release and Termination Agreement with Lakes Gaming for an aggregate maximum sum of $16.1 million, including a $2 million cash down payment. The down payment was received in August 1999. In as much as the Company may be required to pay back the down payment if a casino is not opened within five years, the $2 million has been reflected as deferred revenue at September 30, 1999. Payment of the remaining balance of $14.1 million is contingent upon several events occurring in the future. Therefore, none of this amount has been realized at September 30, 1999.

     The Company will need to raised additional equity or debt capital to fund its new multi-media subsidiary. The minimum amount of working capital to be funded, per agreement, through December 31, 2000 is $500,000. As a result, the Company will be offering for sale its entertainment segment. The entertainment segment will be reflected as discontinued operations beginning with first quarter of fiscal 2000.

     Capital expenditures by the Company, net of disposals, were $71,926 for the year ended September 30, 1999 compared to $95,000 for the 1998 fiscal year. Capital expenditures for 1999 consisted principally of purchases and expenditures for Y2K compliance software and hardware ($33,000); office equipment ($4,500); new telephone system ($36,000); new sound console for the Branson theatre ($57,000); and miscellaneous equipment ($18,500).

SEASONALITY

     The theatre operations in Branson, Missouri and Pigeon Forge, Tennessee are affected by seasonal factors and, in addition, will be closed from mid-December through mid-March. This period is historically when theatres like the Company's normally close in Branson and Pigeon Forge. The casino in Tunisia is also subject to seasonal factors as the period from October to April is considered the slow tourist season.


IMPACT OF INFLATION

     Management of the Company does not believe that inflation has had any significant effect on the Company's financial condition or results of operations for the periods presented. However, an increase in the rate of inflation could adversely affect the Company's future operations and expansion plans.

FOREIGN CURRENCY TRANSACTIONS

     The Company's transactions with respect to its casino venture in Tunisia will be in dinars. As such, there are all the risks that pertain to fluctuations in foreign exchange rates and potential restrictions or costs associated with the transfer of funds to the United States.

YEAR 2000 UPDATE

     The Company has continued to evaluate its Y2K readiness. The Company's financial institutions have provided written assurances that all of their systems are Y2K compliant. These statements will be kept on file. ADP, the Company's payroll vendor, has verified its readiness for the year 2000 and confirmed that the software the Company is currently using (which is the latest version) is Y2K compliant. All vendors used by the Company have been sent a letter requesting a response as to their Y2K readiness. The response from vendors have been minimal.

     The Company has completed its review for the purpose of upgrading its accounting system to meet Y2K compliance. All vendor software replacements and upgrades are complete and are running parallel to the existing system through December 31, 1999 to ensure the integrity of the new system.

     As of September 30, 1999, the Company had spent $33,000 for the accounting hardware and software. It is estimated that the total replacement of necessary accounting hardware and software and the related costs of conversion and transmission will approximate $40,000. In August, the Company began converting its accounting software from a DOS based software package to a sequel server data base. At the time of conversion, all general ledger and accounts payable balances were reconciled back to the DOS based system. The new system is currently in operation; however, the old data base will be maintained through December 31, 1999 to ensure the integrity of the new system.

     The Company has established the following contingency plan for the year 2000. On December 31, 1999 all companies will print a hard copy of all reports at the close of the business day. A complete set of detail financial reports will be printed by the corporate office. In the event that any program is unable to function in the early hours of the year 2000, the Company and all of its subsidiaries will switch over to a manual system. The accounting software that was purchased in 1999 is Y2K certified. The vendor has assured the Company that it will have technical support available to ensure the integrity of the financial data in the event that something does go wrong.

     As of January 7, 2000, the Company has experienced no Y2K related computer problems.

NEW ACCOUNTING PRONOUNCEMENTS

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

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     All statements contained herein that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following; changes in travel patterns which could affect demand for the Company's theatres or casino; changes in development and operating costs, including labor, construction, land, equipment, and capital costs; general business and economic conditions; political unrest in Tunisia or the region; and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as to the date made.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information as of September 30, 1999 regarding the directors and executive officers of the Company, including information as to their principal occupations for the last five years, certain other directorships held by them, and their ages as of the date hereof.

     John J. Pilger, age 53, has been the Chief Executive Officer and a director of the Company since 1984, and served as President from 1984 to 1993. Mr. Pilger was previously Chairman of the Board until July 1994 and resumed such role in April 1995. Mr. Pilger oversees all Company activities including operations, acquisitions, development and construction.

     John W. Steiner, age 57, has been a director of the Company since January 1994. Since 1990, he has served as Chairman of the Board of the Ace Worldwide Group of Companies, a leading provider of moving, trucking, warehousing and overall logistics services. Mr. Steiner also serves on the Board of Directors and Executive Committee of Atlas World Group, Inc. Mr. Steiner is President of the Associate Board of the Milwaukee County Zoological Society, a Board member of the Metropolitan Milwaukee Association of Commerce and the Better Business Bureau of Wisconsin.

     Dr. Timothy Murphy, age 39, has been a director since March 17, 1997. Dr. Murphy resides on the Mississippi coast and is a Chiropractic doctor maintaining his own practice. Dr. Murphy serves as a trustee on the Board of Parker College, as well as its finance chairman. Additionally, Dr. Murphy is a member of the American Chiropractic Association; serves on the Council of Diagnostic Imaging and Council on Sports Injury. Dr. Murphy serves as team Chiropractor to Mercy Cross High School, D'Iberville High School and Mississippi Sea Wolves Professional Hockey Team.

     Dennis Evans, age 53, has been a director since March 17, 1997. Mr. Evans brings more than 30 years of sales and marketing business experience to the Board. Mr. Evans has acted as President of several large sales and marketing firms, as well as consultant to several mid-western development companies. Mr. Evans has acted as a marketing consultant to the Country Tonite Theatres in Branson and Pigeon Forge and to the Company's casino development in Tunisia, North Africa. Mr. Evans is currently employed by the Company as Vice President of Marketing.

     Noreen Pollman, age 51, has served as Secretary to the Company since March 1995 and as a director since March 1995 and from 1987 to 1993. Since 1984, Ms. Pollman was Vice President of Operations for each of the Company's operating businesses with responsibility for the development and implementation of operating budgets to February 1998. Ms. Pollman currently serves as a consultant to the Company.

     Robert J. Allen, age 39, was named Vice President of Entertainment of the Company on August 1, 1994. He has served as a director of the Company since March 1995 and from 1987 to 1993. Mr. Allen served as Executive Vice President and Chief Marketing Officer of the Company's former subsidiary Recreational Property Management, Inc. from 1986 to 1987. He also previously served as Vice President of Telecommunications.

     John Ferrucci, resigned effective September 30, 1999 for personal reasons to pursue other business opportunities.

     Officers serve at the discretion of the Board of Directors.

                                  OTHER MATTERS

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors, and certain shareholders to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission. To the Company's knowledge, based on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the Company's fiscal year ended September 30, 1999 all Section 16(a) filing requirements were complied with and filed in a timely fashion.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth information concerning the annual and long-term compensation earned by John J. Pilger, Noreen Pollman, and Robert J. Allen, the Named Executive Officers (as defined) for services rendered in all capacities to the Company for the fiscal years ended September 30, 1999, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                                     (2)
                                                                            Other   Restricted    Securities   All Other
                                                                            Annual    Stock      Underlying
                                      Fiscal      Salary        Bonus        Comp.    Awards       Options    Compensation
Name and Principal Position (1)       Year         ($)           ($)          ($)       ($)          (#)          ($)
-------------------------------       ----         ---           ---          ---       ---          ---          ---
John J.  Pilger (7) ............      1999      486,396(3)    161,000(4)       -0-      -0-          -0-         -0-
 Chief Executive Officer .......      1998      464,747(5)      -0-            -0-      -0-          -0-         -0-
                                      1997      255,763(6)      -0-            -0-      -0-        195,000

Noreen  Pollman ................      1999      110,844(8)     97,500(4)(9)    -0-      -0-          -0-         -0-
 Consultant and former Executive      1998      126,233         -0-            -0-      -0-          -0-         -0-
 Vice President, Operations ....      1997      128,583        20,000          -0-      -0-         90,000       -0-

Robert J.  Allen ...............      1999      130,777        41,434(4)(10)   -0-      -0-          -0-         -0-
 Executive Vice President, .....      1998      119,412         -0-            -0-      -0-          -0-         -0-
  Entertainment ................      1997      116,583         -0-            -0-      -0-         90,000       -0-

-------------------------

1) Under Securities and Exchange Commission rules, the "Named Executive Officers" include (i) each person who served as Chief Executive Officer during fiscal 1999, (ii) each person who (a) served as an executive officer at September 30, 1999, (b) was among the four most highly paid executive officers of the Company, not including the Chief Executive Officer, during fiscal 1999 and (c) earned total annual salary and bonus compensation in fiscal 1999 in excess of $100,000 and (iii) up to two persons who would be included under clause (ii) above had they served as an executive officer at September 30, 1999.

2) The Executives' options were granted under the Company's 1997 Long-Term Incentive and Stock Option Plan. The grants were originally implemented on April 3, 1997. The reissued grant vested 2/3 options prior to 1999 with balance vested April 7, 1999.

3) Includes salary of $237,417 of which $11,050 was paid in stock; and contractual compensation of $125,000 which was paid for services rendered for CRC of Tunisia. An additional $123,979 of non-cash compensation is reflected, which was used to reduce Mr. Pilger's loan payable to CRC.

4) A one time discretionary bonus was approved via Board Resolution in conjunction with the successful completion of the Lakes Gaming contract for $16.1 million. This bonus was issued in August 1999. As a result, Mr. Pilger was awarded $161,000; Ms. Pollman was awarded $45,000; and Mr. Allen was awarded $37,500 for their instrumental efforts in securing this contract.

5) Includes contractual compensation and a $150,000 fee paid for services rendered for CRC Tunisia.

6)   Includes $12,942 in unused vacation time.

7) During fiscal 1999, 1998 and 1997, Mr. Pilger received personal benefits, the aggregate amounts of which did not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for Mr. Pilger in such years.

8)   Includes professional fees of $98,344 and Directors fees of $12,500.

9) Includes payment of 1997 bonus balance due in the amount of $50,000, a Christmas bonus of $2,500 and the discretionary bonus discussed in (4).

10) Includes payment of a Christmas bonus of $3,934 and the discretionary bonus discussed in (4).

EMPLOYMENT AGREEMENTS

     The Company entered into an Employment Agreement with John J. Pilger on May 20, 1996, providing for an annual salary of $225,000, subject to annual cost of living adjustments. The Agreement also provides for use of an automobile and payment of insurance premiums the value of which does not exceed 10% of his annual salary. The agreement also provides for bonuses if certain financial performance guidelines are met. This Agreement was amended April 3, 1999 to extend the annual expiration date from July 19 to September 30 annually with cost-of-living adjustments to be calculated at that time so to correspond with the Company's fiscal year end. Additionally, the Agreement provides that if either party wishes to terminate the Agreement a written notice of intent must be delivered to the other party one year prior to the employment expiration date and in the absence of such notice the Agreement renews automatically for a three year term.

     In 1998, the Company entered into a Supplementary Employment Agreement with John J. Pilger which provides Mr. Pilger certain benefits upon a Change of Control Event, which is defined therein as: a) The acquisition after the date of this Agreement by an individual, entity or group (within the meaning of Section 13(d) or 14(d)(2) of the Securities Exchange Act of 1934, as amended, (a "Person") of beneficial ownership of 20% or more of either (i) the issued and outstanding shares of common stock of the Company or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors; or b) if any two or more members within a class of the staggered Board of seven or more directors, as constituted on the date hereof, are removed without the express approval or consent of the CEO and Chairman of the Board, of if two or more members of the Board assume office within any period of eighteen months after one or more contested elections; or
c) A hostile reorganization, merger or consolidation which results from either an actual or threatened election contest or actual or threatened solicitation of proxies; or d) A complete liquidation or dissolution of the Company, or the sale or other disposition of all or substantially all of the assets of the Company, which liquidation, sale or dissolution occurs as a result of either actual or threatened solicitation of proxies or consents by or on behalf of persons other than the incumbent Board. The benefits which inure to Mr. Pilger upon a voluntary termination under a Change of Control include: 2.99 times his annual average salary and bonuses and all taxes, including income taxes and any excise tax which may be imposed.

     Further, in 1998 the Company entered into an Agreement with Robert J. Allen where upon a Change of Control Event, which is substantially similar to that defined in Mr. Pilger's Supplementary Employment Agreement and set out above, Mr. Allen has the right to receive upon termination 2.99 times his average annual salary including bonuses payable within 30 days plus other benefits.

     BounceBackMedia.com, Inc. entered into a two year employment agreement with Roger Birks on January 3, 2000. Mr. Birks will serve as Chief Executive Officer of BounceBackMedia.com., Inc. Under the agreement, Mr. Birks will receive an annual base salary of $100,000. Additionally Mr. Birks, upon establishing a residence in Silicon Valley, shall receive a living allowance of $2,500 per month. Further, the Company has granted Mr. Birks and other managers collectively an option to purchase an aggregate of 1 million shares of Company's common stock at an exercise price of $.17 per share. Mr. Birks will issue options to employees of BounceBackMedia.com, Inc. with up to 825,000 options of the 1,000,000 options available to Mr. Birks personally. Options vest and are exercisable based on BounceBackMedia.com achieving specific predetermined revenue targets.

     BounceBackMedia.com, Inc. entered into a one year employment Agreement with Ricardo Gonzalez on January 3, 2000 to serve as Vice President of Technology of BounceBackMedia.com. Mr. Gonzalez shall receive a base salary of $80,000 annually. Options to purchase 50,000 of the 1.0 million shares referred to above were issued to Mr. Gonzalez. Options vest and are exercisable based on BounceBackMedia.com achieving specific revenue targets.

Other

     On October 16, 1997, John J. Pilger received a $150,000 payment from the Company for services rendered to CRC Tunisia during fiscal 1998 and $125,000 in October 1998 for services to be rendered in Fiscal 1999. Under a Board approved resolution Mr. Pilger was to receive an additional $125,000 compensation for fiscal 2000, however Mr. Pilger declined this $125,000.

     For a description of Mr. Pilger's purchase of shares for Roy Anderson Holding Corp. see Item 5. "Market for Common Equity and Related Stockholder Matters."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of January 7, 2000, certain information with respect to each shareholder known to the Company to be the beneficial owner of more than 5% of its Common Stock, each director, each Named Executive Officer, and all directors and officers of the Company as a group. Unless otherwise indicated, each person named in the table has sole voting and investment power as to the Common Stock shown.

                                                                       Number of Shares        Percentage of
Name and Address of Beneficial Owner                                 Beneficially Owned (1)     Outstanding
Shares
John J. Pilger ........................                                1,964,018 (2)(11)           14.4%
Noreen Pollman .....................                                     155,000 (3)                1.2%
John W. Steiner  ....................                                    101,975 (4)                  *%
Dr. Timothy Murphy  ..............                                        41,756 (5)                  *%
Dennis Evans ........................                                     95,100 (6)                  *%
Robert J. Allen  .....................                                   170,338 (7)                1.3%
Kevin M. Kean .....................                                    1,400,944 (8)               10.8%
Roy Anderson Holding Corp.....                                         1,100,000  (9)               9.0%
All Directors and Executive Officers as a group (6 Persons)            2,528,187  (10)(12)         15.2%

-------------------------
*Less than 1%

1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days upon exercise of options or warrants are treated as outstanding only when determining the amount and percent owned by such person or group.

2) Includes 235,000 Shares deemed beneficially owned pursuant to options, which are immediately exercisable or which will be exercisable within 60 days. Of the Shares reflected above 11,000 are owned by Mr. Pilger's wife, and 11,000 Shares are owned by minor children of Mr. Pilger. In addition to the number of shares reflected in the table, Mr. Pilger holds proxies to vote 1,330,944 shares owned by Kevin M. Kean (see Note 8 below), 175,000 shares owned by Richard A. Howarth, Jr., (a former officer of the Company) and 1,100,000 Shares (as of January 1, 2000) held in escrow as collateral under the Restated Debenture Agreement dated December 31, 1999 (see Note 9 below). Mr. Pilger, his wife and children have the right to vote a total of 4,569,962 outstanding shares or 35.7% of the shares outstanding.



3) Includes 149,000 shares deemed beneficially owned pursuant to options, which are immediately exercisable or which will be exercisable within 60 days.

4) Includes 80,000 shares deemed beneficially owned pursuant to options, which are immediately exercisable.

5) Includes 20,000 shares deemed beneficially owned pursuant to options, which are immediately exercisable.

6) Includes 45,000 shares deemed beneficially owned pursuant to options, which are immediately exercisable.

7) Includes 149,000 shares deemed beneficially owned pursuant to options, which are immediately exercisable or which will be exercisable within 60 days.

8) Includes 70,000 shares of Common Stock deemed beneficially owned pursuant to an option which is immediately exercisable. Mr. Kean has granted an irrevocable proxy with respect to 1,330,944 shares of the Company's common stock to John J. Pilger until such time as Mr. Kean sells or transfer such Shares to an unaffiliated third party in a bona fide transaction. Mr. Kean's address is 2644 E. Lakeshore Drive, Baton Rouge, Louisiana 70808.

9) Includes 1.1 million shares being held in escrow as collateral to satisfy certain obligations of the Company under Debentures dated as of December 31, 1999. Mr. Pilger or Mr. Allen holds a proxy for these Shares until Company has satisfied its obligations in full to Roy Anderson Holding Corp. Upon full satisfaction of debt the stock will be cancelled. Roy Anderson Holding Corp's, address is: P.O. Box 2, Gulfport, Mississippi 39502.

10) The stock table does not reflect shares of stock owned by Officers who participated in the Company 401(k) plan which began July 1, 1997. Matching contributions of Company stock issued by the Company under the plan to its Officers through September 30, 1999 total 14,264 shares.

11) Includes 852,250 shares of Company common stock purchased by Mr. Pilger from Roy Anderson Holding Corp. on December 31, 1999.

12) See Notes 2,3,4,5,6, 7, 10 and 11.

OPTION GRANTS AND EXERCISES

     The following table sets forth information with respect to stock options originally granted to the Named Executive Officers during fiscal 1999.

                                          OPTION GRANTS IN FISCAL 1999(1)

                                       NUMBER OF                 % OF TOTAL
                                      SECURITIES               OPTIONS GRANTED           EXERCISE
                                      UNDERLYING                TO EMPLOYEES              PRICE            EXPIRATION
NAME                              OPTIONS GRANTED (#)          IN FISCAL 1999           ($/SHARE)             DATE
----------------------------- ---------------------------- ------------------------ ------------------- ------------------
John J. Pilger                        195,000(1)                     N/A                   .44              4/7/2008
Noreen Pollman                         90,000(1)                     N/A                   .40              4/7/2008
Robert J. Allen                        90,000(1)                     N/A                   .40              4/7/2008

1) The Executives' options were granted under the Company's 1997 Long-Term Incentive and Stock Option Plan. The grants were originally granted on April 3, 1997. The new options were fully vested on April 7, 1999.

     The following Table sets forth with respect to the Named Executive Officers Information concerning the exercise of stock options during fiscal 1999 and unexercised options held as of the end of fiscal 1999. The Company has never granted stock appreciation rights.

                                            AGGREGATED OPTION EXERCISES
                                      AND FISCAL 1999 YEAR-END OPTION VALUES

                                                              NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                          SHARES                             UNDERLYING UNEXERCISED                     IN-THE-MONEY
                        ACQUIRED ON        VALUE             OPTIONS AT 9/30/99 (#)                OPTIONS AT 9/30/99 ($)
                                                      ------------------------------------- --------------------------------------
                         EXERCISE         REALIZED
NAME                        (#)             ($)          UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE       EXERCISABLE
-------------------- ------------------ ------------- -------------------- ---------------- -------------------- -----------------
John J. Pilger              -0-             -0-                0               235,000              -0-                -0-
Noreen Pollman              -0-             -0-                0               149,000              -0-                -0-
Robert J. Allen             -0-             -0-                0               149,000              -0-                -0-

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stock Transaction

     Mr. Pilger agreed to purchase 852,250 shares of Company common stock held by Roy Anderson Holding Corp. on December 31, 1999 for a purchase price of $.10 per share.

Company Loans

     At September 30, 1999, John J. Pilger was indebted to the Company in the amount of $385,935 including principal and interest. Such obligations accrued interest at rates between 7% and 9.5% per year. During 1999, the Board approved a $137,479 bonus to Mr. Pilger that was applied toward these obligations. For tax purposes, Mr. Pilger will recognize $123,979 as income. The Company fulfilled its total loan obligation of $35,500 to Mr. Pilger, paying $22,000 in cash and apply the balance of $13,500 was applied to his outstanding loan obligations.

     The Company has advanced $10,677 including interest to Robert J. Allen, which note was paid in full by Mr. Allen as of September 30, 1999.

     On December 31, 1997, the Company's former chairman (Kevin Kean) defaulted on repaying $1,232,000 plus interest due the Company. The Company filed suit against Mr. Kean, which resulted in a settlement agreement. Under the agreement, 220,000 shares of the Company's common stock owned by Mr. Kean were cancelled along with the 150,000 collateral shares held (valued at the market price of $1.19 per share). Additionally, the Company and Mr. Kean entered into a new note agreement. The new 7% interest bearing note of $1,196,885, including approximately $143,000 of previously reserved interest, is scheduled to mature on January 15, 2001. The note is collateralized by Mr. Kean's 5% interest in the Company's Pokagon management fee. Solely at the Company's discretion, at any time prior to maturity, the Company can take the collateral as payment in full for the note. Under the terms of the Loan and Settlement Agreement, ". . . In the event that CRC shall sell, assign or transfer its interest in the Pokagon Project, in whole or in part, to any other party, by way of sale, loan, settlement, fee or otherwise for consideration in an amount in excess of $1 million, Kean's obligation under the Renewal Note shall be fully discharged and satisfied and CRC shall mark the Renewal Note "Paid" and return it to Kean. . ."

Mississippi Residence and Adjacent Land

     In April 1994, the Company purchased a residential property in Ocean Springs from Mr. Pilger, paying him $137,000 in cash. This residence has been leased at a below market rate since June 1995 to Mr. Smith, a principal of Monarch Casinos, Inc. The Company has initiated a legal action against Mr. Smith for default of his obligations under agreements between he and the Company for nonperformance of Smith's financial contracted obligations.

     The Board of Directors authorized the Company to acquire two lots, from Mr. Pilger, owner of the lots, which are contiguous to the residence at 303 LaSalle Court, Ocean Springs, Mississippi, an asset of the Company, on August 11, 1998. In consideration for Mr. Pilger's transfer of ownership, he was given consideration equal to the land value of $86,000, a portion which was paid in cash and a portion which was applied to Mr. Pilger's loans due the Company.

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

     A total of 150,000 of such shares of Common Stock were owned by Mr. Howarth, who in connection with the conversion, transferred them to Mr. Pilger in consideration for Mr. Pilger's assignment of the development opportunities, and also to effect a repositioning of the stock ownership interests between Messrs. Pilger and Howarth, reflecting a new allocation of responsibilities between them. In consideration therefore, Mr. Pilger agreed to pay Mr. Howarth $1.50 per share, payable at such time as Mr. Pilger sells such stock to an unrelated third party. The agreement was amended, effective November 30, 1994, to provide for the transfer by Mr. Pilger to Mr. Howarth of 175,000 shares of Common Stock and the release of Mr. Pilger from the obligation to pay to Mr. Howarth the $1.50 per share after Mr. Pilger sells and/or transfers 18% of his Common Stock of the Company. In other words, if Mr. Pilger sells 100 shares Mr. Howarth is paid (18% x 100) or $1.50 on 18 shares. In addition, pursuant to such agreement, Mr. Howarth granted Mr. Pilger an irrevocable proxy to vote such 175,000 shares until such Common Stock is sold or transferred to an unrelated third party by Mr. Howarth.

     All of the share and share price numbers referred to above have been adjusted to reflect a June 1993 one-for-two reverse split of the Company's then outstanding capital stock.

Relationship with Consultants

     The Company had agreed to pay two consultants to the Company who assisted in the acquisition of certain development rights (including Kevin M. Kean, a principal shareholder of the Company), an aggregate of 10% of any consulting fee income (less related direct operating costs), received by the Company from its agreements relating to the Pokagon Indians, subject to certain limits in the case of Mr. Kean. Similar fees may also be payable to Mr. Kean out of revenues, if any, received by the Company from other Indian businesses, including gaming. Mr. Kean has partially collateralized his $1,196,885 note to the Company with his right to 5% of such consulting fee income. Under the terms of the Loan and Settlement Agreement, ". . . In the event that CRC shall sell, assign or transfer its interest in the Pokagon Project, in whole or in part, to any other party, by way of sale, loan, settlement, fee or otherwise for consideration in an amount in excess of $1 million, Kean's obligation under the Renewal Note shall be fully discharged and satisfied and CRC shall mark the Renewal Note "Paid" and return it to Kean. . . ."

     The Company has executed a Consulting Agreement with Monarch Casinos, Inc. ("Monarch") which was subsequently assigned to Mr. Smith, requiring the Company to (i) pay monthly fees commencing (retroactively) January 1995 at various rates from $3,000 to $14,250 per month; (ii) loan an aggregate of $250,000 (all of which has been advanced as of September 30, 1997), which may be forgiven in part or in whole upon the occurrence of certain events; (iii) reimburse pre-approved travel expenses; and (iv) lease to Mr. Smith the Company's Ocean Springs, Mississippi residence at a below market lease rate. The Consulting Agreement extended for the duration of the Management and Development Agreement between the Pokagon Indians and an affiliate of Harrah's Casinos, unless canceled earlier based on certain non-performance provisions. In addition, the Company issued an aggregate of 100,000 registered shares of Common Stock during fiscal 1995, which were subsequently sold. An additional 400,000 shares of Common Stock would have been granted upon the groundbreaking for the first Pokagon casino, subject to certain conditions, and 1,500,000 shares of Common Stock would have been granted upon the opening of a Pokagon casino. Monarch granted Mr. Pilger an irrevocable proxy with regard to all shares owned by Monarch. Mr. Pilger assigned this proxy to the Company's Board of Directors. The Company cancelled Mr. Smith's Consulting Agreement, as per the terms of the contract. due to certain criterion set out in contract not being met by September 1997. No additional fees were paid to Mr. Smith during Fiscal 1998 or Fiscal 1999. The Company initiated a suit against Mr. Smith in December 1998 for breach of contract, default of rental payment and for collection of note due Company by Mr. Smith and Monarch Casinos, Inc.

     Ms. Pollman terminated her employment relationship in February 1998 and entered into a Consulting Agreement for a two-year term to provide business and consulting services to the Company. Ms. Pollman will continue to act as Secretary of Company with responsibility for maintaining the Company's books and records. The Company anticipates it will reduce its long term out-of-pocket expenses associated with Ms. Pollman's employment. The Board approved Agreement features Change of Control provisions where upon termination of this Agreement Ms. Pollman will receive 2.99 times her average annual compensation which moneys will be payable in thirty days. Additionally, this Agreement provides for a one-time bonus of up to $156,000 in stock or cash payable in full no later than December 31, 1999. $100,000 of the bonus was utilized to pay down $86,000 loan plus interest due the Company on September 1998. Ms. Pollman's consulting agreement has been extended for a two-year period and the rate per hour increased from $67.00 to $85.00 per hour this September 1999.

     The Company had a consulting relationship with Dennis Evans, who serves on the Board of Directors. Mr. Evans acted as a marketing consultant to Casino Caraibe, and lived in Tunisia from August 1997 through April 1999 in order to develop and initiate marketing programs and group junket business for the benefit of Casino Caraibe. Mr. Evans received $10,000 monthly and 2,973 Tunisian dinars ($2,527 US dollar equivalent) monthly during his consulting term. Mr. Evans is currently employed by CRC as its Vice President of Corporate Marketing.

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

3.2       Articles of Merger of the Company (11)

3.3       Bylaws of the Company, as amended (3)

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

10.76     Lease for 707 Bienville Blvd., Ocean Springs, MS (8)

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

10.98 Robert J. Allen Agreement, between the Company and Robert J. Allen, dated April 3, 1998 (10)

10.99 John J. Pilger Executive Employment Agreement Golden Parachute, between the Company and John J. Pilger, dated March 9, 1998 (10)

10.100 Amendment to Employment Agreement, between the Company and John J. Pilger, dated April 3, 1998 (10)

10.101 Agreement by and among the Company, CRC of Branson, Inc. and Ahab of the Ozarks, Inc., dated September 30, 1999 (12)

10.102 Lease Agreement by and between CRC of Branson, Inc. and Ahab of the Ozarks, Inc., dated September 30, 1999 (12)

10.103 Termination Agreement by and among the Company, Casino Resource Corporation of Tunisie, S.A., and SeaMar Ventures, LLC dated November 5, 1999 (11)

10.104 Promissory Note made by Casino Resource Corporation of Tunisie, S.A. in favor of SeaMar Ventures, LLC dated November 5, 1999 (11)

10.105 Guaranty given by the Company in favor of SeaMar Ventures, LLC dated November 5, 1999 (11)

10.106 Agreement to Amend and Restate Debenture by and between the Company and Roy Anderson Holding Corp. Dated December 31, 1999 (11)

10.107    Asset Purchase Agreement by and among the Company,
          BounceBackMedia.com,Inc., Digital Development & Distribution, LLC and Roger Birks, dated December 31, 1999 (11)

10.108 Employment Agreement by and among the Company, BounceBackMedia.com,Inc., Digital Development & Distribution, LLC and Roger Birks, dated December 31, 1999 (11)

10.109 Employment Agreement by and among the Company, BounceBackMedia.com,Inc., Digital Development & Distribution, LLC and Ricardo Gonzalez, dated December 31, 1999 (11)

21.1      List of Subsidiaries of Registrant (12)

23.1      Consent of Independent Certified Public Accountants (11)

27.1      Financial Data Schedule (11)

1) Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-66504, declared effective September 15, 1993.

2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994, filed on January 12, 1995.

3) Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-90114, originally declared effective May 5,1995.

4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995, filed on January 16, 1996.

5) Incorporated by reference to the Company's Registration Form S-3, File No. 33-31534, originally declared effective February 29,1996.

6) Incorporated by reference to the Company's Annual Report on Form 10-KSB, as amended for the fiscal year ended September 30, 1996, filed on June 9, 1997.

7) Incorporated by reference to the Company's Registration Statement on Form S-3, as amended, File 333-37267, filed on November 19, 1997.

8) Incorporated by reference to the Company's Annual Report on 10-KSB, as amended for fiscal year ended September 30, 1997, filed on January 20, 1998.

9) Incorporated by reference to the Company's Quarterly Report on 10-QSB, for the fiscal quarter ended March 31, 1998 filed on May 15, 1998.

10) Incorporated by reference to the Company's Annual Report on Form 10-KSB, for the fiscal year ended September 30, 1998 filed on January 13, 1999.

11)  Filed herewith.

12)  To be filed by amendment.

     (b) There have been no current reports on Form 8-K filing during the three months ended September 30, 1999:

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CASINO RESOURCE CORPORATION


January 11, 2000                             By:  /s/ John J. Pilger
                                                  -----------------------
                                                  John J. Pilger,
                                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                 SIGNATURE AND TITLE


January 11, 2000                             /s/ John J. Pilger
                                             -----------------------------------
                                             John J. Pilger, Chief Executive
                                             Officer, President and Chairman of
                                             the Board of Directors


January 11, 2000                             /s/John J. Pilger
                                             -----------------------------------
                                             Chief Financial Officer and Chief
                                             Accounting Officer


January 11 2000                              /s/Noreen Pollman
                                             -----------------------------------
                                             Noreen Pollman, Director


January 11, 2000                             /s/Robert J. Allen
                                             -----------------------------------
                                             Robert J. Allen, Vice President of
                                             Entertainment and Director


January 11, 2000                             /s/Timothy Murphy
                                             -----------------------------------
                                             Dr. Timothy Murphy, Director


January 11, 2000                             /s/Dennis Evans
                                             -----------------------------------
                                             Dennis Evans, Director


January 11, 2000                             /s/John W. Steiner
                                             -----------------------------------
                                             John W. Steiner, Director

                  CASINO RESOURCE CORPORATION AND SUBSIDIARIES

                                                   Index to Financial Statements



       Independent Auditors' Report                                  F-2


       Consolidated Financial Statements
       Balance Sheets                                              F3-F4
       Statements of Operations                                      F-5
       Statements of Stockholders' Equity (Deficit)                  F-6
       Statements of Cash Flows                                    F7-F8
       Notes to Consolidated Financial Statements                F-9-F22

                          INDEPENDENT AUDITORS' REPORT




Casino Resource Corporation
    and Subsidiaries
Ocean Springs, Mississippi


We have audited the accompanying consolidated balance sheets of Casino Resource Corporation and Subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casino Resource Corporation and Subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                                     BDO SEIDMAN, LLP



Chicago, Illinois
November 6, 1999, except for the
     second paragraph of Note 11(a) and Note 18
     which are as of January 3, 2000

Casino Resource Corporation and Subsidiaries


Consolidated Balance Sheets


-----------------------------------------------------------------------------------------------------------------
September 30,                                                                      1999                  1998
------------------------------------------------------------------------------------------------------------------
Assets:

Current Assets:
   Cash and Cash equivalents (Note 7)                                            $ 1,658,435        $ 1,123,732
   Accounts receivable - trade and other                                             272,095            316,436
   Inventory                                                                          33,834            224,466
   Prepaid expenses (Note 4)                                                         180,252            135,278
   Deferred tax asset (Note 13)                                                           --          2,000,000
   Net assets held for sale - gaming (Note 3)                                      1,471,234          2,680,729
------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                               3,615,850          6,480,641
------------------------------------------------------------------------------------------------------------------

Property and Equipment, less accumulated depreciation
and amortization (Note 6)                                                            586,638          8,478,592
------------------------------------------------------------------------------------------------------------------

Noncurrent Assets
   Cost in excess of Fair Market Value of assets acquired,
   less accumulated amortization of $269,393 in 1999 and
   $221,144 in 1998
                                                                                     454,349            502,598
   Notes and advances receivable - related parties, net of
   allowance for uncollectibles of $384,913 in 1999 and
   $239,414 in 1998 (Note 5)                                                         410,472            473,891
   Note Receivable, Palace Casino                                                         --            242,766
   Other assets - net                                                                 74,201             29,404
------------------------------------------------------------------------------------------------------------------

Total Noncurrent Assets                                                              939,022          1,248,659
------------------------------------------------------------------------------------------------------------------



                                                                                 $ 5,141,510        $16,207,892
===================================================================================================================

Casino Resource Corporation and Subsidiaries


Consolidated Balance Sheets



------------------------------------------------------------------------------------------------------------------------
September 30,                                                                        1999                    1998
------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' (Deficit) Equity

Current Liabilities
   Accounts payable                                                                $    393,519         $    607,093
   Subordinated convertible debentures (Note 10)                                        121,325                   --
   Current maturities of long-term debt (Note 11)                                       930,302              362,468
   Accrued expenses and other liabilities (Note 8)                                    1,025,315            1,163,893
------------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                             2,470,461            2,133,454
------------------------------------------------------------------------------------------------------------------------

Long-Term Liabilities
   Long-term debt, less current maturities (Note 11)                                  1,424,378            9,435,446
   Subordinated convertible debentures (Note 10)                                             --              228,326
   Deferred revenue (Note 7)                                                          2,000,000                   --
------------------------------------------------------------------------------------------------------------------------

Total Long-Term Liabilities                                                           3,424,378            9,663,772
------------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                     5,894,839           11,797,226
------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1, 12, and 17)

Stockholders' (Deficit) Equity (Notes 14 and 15)
   Preferred stock, 8% cumulative; $.01 par value: authorized
      5,000,000 shares; none issued
   Common stock, $.01 par value;  authorized  30,000,000 shares;
      10,431,880 and 9,489,314 shares issued and outstanding in
      1999 and 1998, respectively                                                       104,319               94,893
   Additional paid-in capital                                                        22,953,761           22,630,909
   Deficit                                                                          (23,811,409)         (18,315,136)
------------------------------------------------------------------------------------------------------------------------

Total Stockholders' (Deficit) Equity                                                   (753,329)           4,410,666
------------------------------------------------------------------------------------------------------------------------

                                                                                   $  5,141,510         $ 16,207,892

          See accompanying notes to consolidated financial statements.

Casino Resource Corporation and Subsidiaries

Consolidated Statements of Operations


------------------------------------------------------------------------------------------------------------------------------
Year ended September 30,                                                                    1999                    1998
------------------------------------------------------------------------------------------------------------------------------
Revenue:
   Entertainment                                                                           $  8,228,220           11,498,413
------------------------------------------------------------------------------------------------------------------------------

Cost and Expenses
   Operating costs - entertainment                                                            6,266,329           10,267,259
   General and administrative                                                                 2,771,860            3,029,925
   Interest expense-net of interest income of $160,099 and $206,195
          In 1999 and 1998, respectively                                                        614,408            1,151,644
   Loss on sale and leaseback transaction (Note 12)                                             536,351                   --
   Gain on sale of joint venture (Note 1)                                                       (78,566)                  --
   Allowance for impaired asset (Note 1)                                                         75,000            1,909,959
------------------------------------------------------------------------------------------------------------------------------

Total cost and expenses                                                                      10,185,382           16,358,787
------------------------------------------------------------------------------------------------------------------------------

Loss before minority interest                                                                (1,957,162)          (4,860,374)

Minority interest in net loss of a consolidated subsidiary                                       48,537              280,963
------------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations before income tax benefit                                    (1,908,625)          (4,579,411)

Income tax (expense) benefit (Note 13)                                                       (2,000,000)           2,000,000
------------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations                                                              (3,908,625)          (2,579,411)

Income from discontinued operations- gaming (Note 3)                                         (1,587,648)          (3,604,079)

Income from discontinued operations - hospitality (Note 3)                                           --              623,493

Gain on sale of discontinued operations - hospitality (Note 3)                                       --              548,175
------------------------------------------------------------------------------------------------------------------------------

Net Loss                                                                                   $ (5,496,273)        $ (5,011,822)
==============================================================================================================================

Basic and Fully Diluted Loss per Common Share
   Continuing operations                                                                   $      (0.40)        $      (0.27)
   Discontinued operations                                                                        (0.16)               (0.25)
------------------------------------------------------------------------------------------------------------------------------

Net Loss                                                                                   $      (0.56)        $      (0.52)
==============================================================================================================================

Weighted Average Number of Common Shares Outstanding                                          9,796,373            9,616,155
==============================================================================================================================

          See accompanying notes to consolidated financial statements.

Casino Resource Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Additional
                                                                           Common Stock                Paid-in
                                                                    Shares            Amount           Capital           Deficit
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997                                        9,673,364      $     96,734      $ 22,793,110      $(13,303,314)

Repurchase and cancellation of common stock                         (184,050)           (1,841)         (166,701)               --

Other                                                                     --                --             4,500                --

Net Loss                                                                  --                --                --        (5,011,822)
------------------------------------------------------------------------------------------------------------------------------------

Balance, at September 30, 1998                                     9,489,314            94,893        22,630,909       (18,315,136)

Issuance of common stock - conversion of
   debentures and payment of accrued interest                        776,756             7,768           265,508                --

Issuance of shares in exchange for services rendered                  70,000               700            34,300                --

Stock issued to employees                                             95,810               958            23,044                --

Net loss                                                                                                                (5,496,273)
------------------------------------------------------------------------------------------------------------------------------------

Balance, at September 30, 1999                                    10,431,880      $    104,319      $ 22,953,761      $(23,811,409)
====================================================================================================================================


          See accompanying notes to consolidated financial statements.

Casino Resource Corporation and Subsidiaries

Consolidated Statements of Cash Flows


-------------------------------------------------------------------------------------------------------------
Year ended September 30,                                                           1999              1998
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Loss from continuing operations                                               $(3,908,625)      $(2,579,411)
 Adjustments to reconcile loss from continuing operations
   to net cash provided by (used in) operating activities
    Depreciation                                                                   494,930           725,700
    Amortization                                                                    48,249           586,420
    Minority interest in net loss of a consolidated subsidiary                     (48,537)         (280,963)
    Deferred tax asset                                                           2,000,000        (2,000,000)
    Gain on sale of joint venture                                                  (78,566)               --
    Loss on sale leaseback transaction                                             536,351                --
    Expenses paid through issuance of common stock                                  67,983                --
    Discount upon conversion of convertible debentures                              18,595           212,315
    Reserve for impaired asset                                                      75,000         1,909,959
    Reserve for uncollectible note receivable - Palace Casino                      156,284                --
    Gain on sale of the Hinckley Hotel                                                  --          (548,175)
    Accretion of note receivable interest                                           (7,233)          (21,693)
    Accrued interest converted to debt                                              30,000            42,688
    Changes in assets and liabilities
      Accounts receivable-trade and other                                          (36,146)           60,063
      Inventory                                                                    179,444            49,563
      Prepaid expense                                                              (93,453)          392,663
    Other assets                                                                     5,203            26,198
    Account payable                                                                (16,286)         (384,441)
    Accrued expense and other liabilities                                          (44,249)          (52,550)
    Deferred rent                                                                       --          (178,620)
    Deferred revenue                                                             2,000,000                --
=============================================================================================================
Net cash provided by (used in) operating activities                              1,378,944        (2,040,284)
-------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
    Proceeds from sale of Hinckley Hotel                                                --         2,029,241
    Purchase of property and equipment                                             (71,926)          (95,386)
    Decrease (Increase) in due from related parties                                 63,419           120,097
    Advances to Mana Springs Joint Venture                                        (150,000)               --
    Proceeds from minority interest in a consolidated subsidiary                        --           260,010
    Proceeds from note receivable                                                   93,715                --
-------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                          (64,792)        2,313,962
=============================================================================================================

          See accompanying notes to consolidated financial statements.

Casino Resource Corporation and Subsidiaries

--------------------------------------------------------------------------------------------------------------------
Year Ended September 30,                                                                  1999               1998
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Payment on long-term debt                                                          $  (401,296)      $(1,613,247)
   Repurchase of common stock                                                                  --          (168,542)
   Warrant expense                                                                             --             4,500
--------------------------------------------------------------------------------------------------------------------

Net cash used in financing activities                                                    (401,296)       (1,777,289)
--------------------------------------------------------------------------------------------------------------------

Cash Used in Discontinued Operations- Gaming                                             (378,153)       (2,689,549)

Cash Provided by Discontinued Operations - Hospitality                                         --         2,488,775
--------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                      534,703        (1,704,385)

Cash and Cash Equivalents, at beginning of year                                         1,123,732         2,828,117
--------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, at end of year                                             $ 1,658,435       $ 1,123,732
====================================================================================================================

Supplemental Disclosures of Cash Flow Information Cash paid during the year for:
      Interest                                                                        $   726,972       $ 1,282,994
      Income taxes                                                                         62,437             4,321

Supplemental Disclosures of Noncash Investing and Financing Activities
   Conversion of subordinated convertible debenture and payment                       $   273,276
     of accrued interest
   Acquisition of property and equipment through capital leases                            76,044
   Mortgage payable discharged in conjunction with sale                                 7,009,282
     leaseback transaction (Note 12)

====================================================================================================================

          See accompanying notes to consolidated financial statements.

Casino Resource Corporation and Subsidiaries


Notes to Consolidated Financial Statements


1.        Summary of Significant Accounting Policies


          Business Casino Resource Corporation and Subsidiaries (the "Company") is primarily engaged in the entertainment business. The Company operates a theater in Branson, Missouri (the Country Tonite Theatre) and a production company in Las Vegas, Nevada (Country Tonite Enterprises).

                         Prior to 1999, the Company also owned a 60% interest in a joint venture, Country Tonite Theatre, LLC, which operates a production theatre in Pigeon Forge, Tennessee. The Company sold its interest in this joint venture for $20,000 to the 40% minority partner, Burkhart Ventures, LLC, effective December 31, 1998. As a result, the Company has recognized a gain on the sale in the amount of $78,566 for the year ended September 30, 1999.

                         During 1999, the Company also operated in the gaming business. The Company leased and operated a casino in Tunisia through its 85% owned subsidiary (CRC of Tunisie S.A.). In September 1999, plans were adopted to discontinue the gaming segment. The Company has entered into an agreement to sell its 85% interest in CRC of Tunisia S.A. The sale is expected to close in January 2000. See Note 3.

                         Prior to 1998, the Company also operated in the hospitality business. During 1998, this operation was discontinued as described in Note 3.

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

          Advertising    Advertising expenditures are generally charged to
                         operations in the year incurred and totaled $394,163 in 1999 and $546,807 in 1998.

          Inventory      Inventory, consisting principally of merchandise and
                         concessions, is stated at the lower of cost (first-in, first-out) or market.

         Property
         &  Equipment    Property and equipment are stated at cost. For
                         financial reporting purposes, depreciation and amortization are computed over the estimated useful lives of the assets (or the lease term, if shorter) by the straight-line method over the following lives:

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

         Deferred
         Development
         Costs Deferred development costs consist of external costs incurred in the evaluation of potential ventures. The costs are expensed if a determination is made to abandon the project. Losses related to impairment and abandonment totaled $75,000 and $1,909,959 for the years ended September 30, 1999 and 1998, respectively.

         Long-Lived
         Assets The Company assesses the realizability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairments of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

         Taxes on
         Income Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense is the total of taxes payable for the period and the change during the period in deferred tax assets and liabilities.

         Net Loss
         Per Share       In fiscal 1998, the Company adopted the provisions of
                         Statement of Financial Accounting Standards No. 128
                         "Earning Per Share". Statement No. 128 replaces the previously reported primary and fully-diluted earnings per share with basic and diluted earnings per share.
                         Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is computed similarly to fully diluted earnings per share.

                         Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Outstanding common stock options, warrants and shares of common stock issuable upon the conversion of debt have been excluded from the computation as their effect would be anti-dilutive.

         Translation of
         Foreign
         Currencies      The Company follows the translation policy as provided
                         by Statement of Financial Accounting Standards Board
                         No. 52 "Foreign Currency Translation." The functional currency for its Tunisian Casino is the Tunisian dinar.
                         Accordingly, assets and liabilities are translated at the exchange rate at the balance sheet date. Income and expense items are translated at the average exchange rate prevailing throughout the year. Gains and losses from foreign currency transactions included in operations are not material.

         Recent
         Accounting
         Pronouncements  In April 1998, the Accounting Standards Executive
                         Committee issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-up Activities." The SOP requires all costs of start-up activities should be expensed as incurred. The SOP is effective for years beginning after December 15, 1998. When the Company adopts this SOP, it is not expected to have a material impact on the Company's financial statements.

                         In June 1998, the Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments and for hedging contracts. This standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. When the Company adopts this statement, it is not expected to have a material impact on the Company's financial statements or their presentation.

         Reclassifi-
         cations Certain reclassifications have been made to the previously reported 1998 financial statements to conform with the 1999 presentation.

2.        Entertainment Segment


          In September 1998, the Company entered into an Asset Purchase Agreement to sell substantially all of the assets used in connection with the operations of the Country Tonite Theatre and Country Tonite Enterprises to On Stage Entertainment, Inc. ("On Stage") for $13.8 million. The Company also had an agreement to sell its 60% interest in the Country Tonite Theatre LLC Joint Venture. As a result, the entertainment segment was presented as discontinued operations at September 30, 1998. However, in April 1999, the agreement between the Company and On Stage was terminated. Therefore, operating results for the year ended September 30, 1998 have been reclassified and reported as "continuing operations". A gain had been anticipated on the sale of the entertainment segment and no impairment losses were recorded at September 30, 1998. As a result, there is no reversal of such amounts in fiscal 1999.


          Operating results and related assets and liabilities of the entertainment segment for the year in which it was reported as a discontinued operation, exclusive of corporate charges, are as follows:
                                                                     1998
          ---------------------------------------------------------------
          Revenues                                             $9,735,443
          ---------------------------------------------------------------
          Operating income                                     $1,521,792
          Assets                                               $9,609,652
          ---------------------------------------------------------------
          Liabilities                                          $7,225,037
          ===============================================================

3.        Discontinued Operations

          The Company has sold or plans to sell the assets related to the (a) hospitality segment and the (b) gaming segment.

          (a) On June 29, 1998, the Company sold the Hinckley Hotel (The Grand Hinckley Inn) for $5.4 million. Accordingly, operating results have been reclassified and reported as discontinued operations hospitality. Management used the sale proceeds to retire the hotel debt and the note payable collateralized by the stock of the subsidiary that owned the Grand Hinckley Inn.

                    Operating results of the discontinued operations exclusive of corporate charges are as follows:

                                                         1999            1998
                    ------------------------------------------------------------

                    Revenues                           $   --      $2,225,037
                    ============================================================

                    Net Income                         $   --      $  623,493
                    ============================================================

                    Interest on the mortgage payable charged to discontinued operations totaled $186,108 for the year ended September 30, 1998.

                    The Company has adopted a formal plan to sell its 85% interest in CRC of Tunisia S.A. as of September 30, 1999. The Company has commenced negotiations to sell its 85% interest in CRC Tunisie, S.A. to Samara, the mortgage holder of the Casino Caraibe property. The discussions have not been finalized and there is no assurance that the Company will in fact conclude a transaction with Samara.. The Company anticipates generating a gain on the sale of the casino.


                    Operating results and related assets and liabilities of the gaming segment for the fiscal years ended September 30, 1999 and 1998 are as follows:


                                                                           1999              1998
          -------------------------------------------------------------------------------------------
          Revenues                                                     $ 2,526,193       $ 3,305,396
          ============================================================================================

          Net loss                                                     $(1,587,648)      $(3,604,079)
          ============================================================================================

          Currents Assets
             Cash and cash equivalents                                 $   205,165       $   389,300
             Accounts receivable                                           404,708                --
             Inventory                                                      19,881            36,431
             Prepaid Expenses                                               64,563            28,459
          -------------------------------------------------------------------------------------------

                                                                       $   694,317       $   454,190
          ============================================================================================

           Net property & equipment                                    $ 1,584,491       $ 2,697,815
          ============================================================================================

          Current Liabilities
             Accounts payable                                          $   243,036       $   125,891
             Current debt                                                   61,147            96,871
             Accrued expenses                                              503,391           248,514
          -------------------------------------------------------------------------------------------

                                                                       $   807,574       $   471,276
          -------------------------------------------------------------------------------------------

          Net assets held for sale                                     $ 1,471,234       $ 2,680,729
          ============================================================================================

4.        Prepaid Expenses

          Prepaid expenses consist of the following:


          September 30,                          1999          1998
          ------------------------------------------------------------
          Insurance                           $ 98,561      $112,421
          Miscellaneous                         81,691        22,857
          ------------------------------------------------------------
                                              $180,252      $135,278
          ============================================================

5.        Related Parties

          Notes and advances receivable include notes and related interest due from officers and stockholders totaling $410,472 and $473,891 at September 30, 1999 and 1998, respectively, at interest rates ranging from 6% to 11%. The notes matured from October 1, 1999 to December 31, 2001. Interest income from these notes was $132,520 and $136,924 in 1999 and 1998, respectively. These notes receivable of $449,461 are being retired ratably over three years, which began January 1, 1999. Approximately $124,000 of this amount was retired during fiscal 1999.

6.        Property and Equipment

          Property and equipment consist of the following:



          September 30,                              1999               1998
          --------------------------------------------------------------------
          Land and improvements                $     83,000       $  2,309,724
          Buildings                                 317,000          6,507,629
          Furniture, fixtures and equipment         685,483          2,757,766
          --------------------------------------------------------------------

          Less accumulated depreciation and       1,085,483         11,575,119
          amortization                             (498,845)        (3,096,527)
          --------------------------------------------------------------------

          Net property and equipment           $    586,638       $  8,478,592
          --------------------------------------------------------------------


7.        Deferred Development Costs

          The Company purchased in 1995 from Monarch Casinos, Inc. the rights to the Pokagon Indian gaming contract. The Company, in turn, entered into an agreement with Harrah's Entertainment, Inc. ("Harrah's") whereby the Company's rights to the Pokagon contract were assigned to Harrah's in return for a share of Harrah's future management fee from operations of planned Pokagon Tribal casinos. In addition to the agreement, Harrah's agreed to reimburse the Company $600,000 for costs associated with the venture related to the Eastern Band of Cherokee Indians.

          On October 18, 1998, the Pokagon Band announced that it had terminated its development and management contract with Harrah's. Due to the uncertainty of the project, the Company has provided an impairment reserve of $1,909,959 against the deferred project cost, the $600,000 Harrah's reimbursement and the advance to the Company's former chairman during fiscal 1998. The Company also initiated lawsuits against Harrah's and Monarch Casinos, Inc. (see Note 17).

          During fiscal 1999, the Company formed a joint venture with Lakes Gaming for the purpose of pursing a management and development agreement to develop one or more casinos on behalf of the Pokagon Tribe. In June 1999, Lakes Gaming was selected by the Pokagon Tribe to negotiate a management and development agreement. On August 31, 1999, the newly elected Tribal Council of the Pokagon Band ratified the Management and Development Agreement with Lakes Gaming and the Company's Revised Conditional Release and Termination Agreement with Lakes Gaming became effective. The terms of the Revised Conditional Release and Termination Agreement called for the payment of an aggregate maximum sum of $16.1 million, which includes a $2 million cash down payment. The $2 million will be recorded as deferred revenue pending the opening of the casino in Michigan. The balance of $14.1 million is payable as certain events unfold relative to the location of the Tribe's casino, the actual fact that the casino does open, that Lakes Gaming is the manager when the casino opens, and Lakes Gaming continues to manage the casino during the five year term of the agreement, other than a buy-out by the Tribe of the remainder of Lakes Gaming management term. The agreement also calls for CRC to repay the

          $2 million if after five years there is no casino open. Further, $2.5 million of the $16.1 payment is due only if the Tribe builds a casino in Indiana and Lakes Gaming is the manager.



8.        Accrued Expenses And Other Liabilities

          Accrued expense and other liabilities consist of the following:


          September 30,                               1999            1998
          ---------------------------------------------------------------------
          Professional fees                       $  222,408      $  308,813
          Payroll and payroll taxes                  190,481         176,196
          Interest                                   250,667         207,633
          Deferred income                             64,339         120,239
          Sales tax                                   67,195          90,205
          Insurance                                   63,200          67,275
          Other                                      167,025         193,532
          ---------------------------------------------------------------------

                                                  $1,025,315      $1,163,893
          ======================================================================



9.        Credit Arrangements

          The Company has a line-of-credit arrangement with SouthTrust National Bank, which provides for borrowing up to $200,000 with interest at prime plus 1%. This line-of-credit is secured by the accounts receivable of the Company. At September 30, 1999, there were no advances under the line-of-credit.


10.       Subordinated Convertible Debentures

          In September 1997, the Company completed a placement of $800,000, 13% subordinated convertible debentures (with net proceeds of $707,000). The debentures had a one-year maturity with the ability to convert into shares of common stock on or before the anniversary date at a price equal to 83% of the then current trading price. At the issuance date, the Company recorded a debt discount of $206,036 with a corresponding credit to additional paid-in capital. The discount is being amortized over 90 days, which represents the required holding period of the debentures. On December 12, 1997, $400,000 principal amount of debentures plus interest was redeemed in cash. In August 1998, $171,674 principal amount of debentures plus interest was redeemed in cash. During 1999, $107,000 of the principal amount of the debentures were converted into 311,093 common shares. The remaining balance of $121,325 plus interest ($164,000 cash) was settled in full by a cash payment of $100,000 in October 1999, resulting in an extraordinary gain which will be recognized in fiscal 2000.


11.       Long-Term Debt

          Long-term debt consists of the following:

          September 30,                                              1999              1998
          ---------------------------------------------------- ----------------- -----------------

          Debenture, interest at 6%, $1,530,000 principal
          amount,  payable in equal monthly  installments
          of $88,651  through  November 2000. 50% of each
          installment  payment must be made in cash.  The
          remaining  balance of each  installment  may be
          paid in  either  cash or  common  stock  at the
          Company's option. (a)                                     $ 1,195,729  $      1,481,405




          Note payable with  interest at 10% of operating
          income,  as  defined,  of the  subsidiary  that
          operates the Tunisian casino,  due August 2022.
          The note is convertible  solely at the lender's
          discretion  into  the  Company's   subsidiary's
          common stock, subject to regulatory  approvals.
          (b)

                                                                      1,000,000         1,000,000

          Mortgage     payable,     interest     at    prime,
          collateralized   by  real   estate.   Balance   was
          settled in September 1999 in  conjunction  with the
          sale and leaseback transaction.                                     0         7,225,037

          Note payable,  interest at 9.5%, collateralized
          by real estate, payable in monthly installments
          of $1,139 through May 2000 with a final payment
          of $83,506 due in June 2000
                                                                         87,204            91,472

          Other,  interest  ranging  from 9.95% to 10.9%,
          collateralized by equipment, payable in monthly
          principal  and  interest  installments  ranging
          from $634 to $1,191 through June 2004
                                                                         71,747                 0
          ---------------------------------------------------------------------------------------
                                                                      2,354,680         9,797,914
          Less current maturities                                      (930,302)         (362,468)
          ---------------------------------------------------------------------------------------
          Total Long Term Debt                                    $   1,424,378      $  9,435,446
          =======================================================================================


          Maturities of long-term debt are as follows:

          Year ending September 30,                             Amount
          ------------------------------------------------------------------
          2000                                                $  930,302
          2001                                                   324,548
          2003                                                    18,606
          2004                                                   701,745
          Thereafter                                               5,479
          ---------------------------------------------------------------

          Total                                             $  1,980,680
          ===============================================================
          The above schedule reflects the extraordinary gain on the forgiveness of debt (discussed below) which occurred in fiscal 2000.

          (a) During 1999, approximately $165,000 of this debenture was converted into 389,083 shares of common stock.

                    On December 31, 1999 the Company and Roy Anderson Corporation agreed to amend and restate the debenture agreement. The Company has granted Mr. Anderson an option to purchase 300,000 shares of common stock of the Company to modify the original debenture. The restated debenture agreement separates the remaining balance outstanding of the original debenture as of December 31, 1999 in the amount of $1,028,553 into two debentures. The first debenture calls for the Company to pay $342,655 along with simple interest fixed at 6% per annum. This debenture is paid with in monthly installments of $44,326 beginning April 2000 with the last payment due November 2000. The second debenture calls for the Company to pay $685,898 along with simple interest fixed at 6% per annum. This debenture is payable in one lump sum at its maturity on December 31, 2002. In addition, the second debenture provides for mandatory prepayments if certain conditions should arise. These most notably relate to the Company's completion of the sale of its discontinued operations, sale or other disposition of its existing business operations or assets, collection of any proceeds from litigation and the collection of any payments from the Lakes Gaming agreement. Currently 1,100,000 shares of Company common stock are held in escrow as collateral. Upon Company's satisfaction in full of all outstanding amounts due under debentures the common stock shall be released to Company for cancellation.

          (b) In October 1999, the Company entered into an agreement to retire this debt in consideration for a cash payment of $150,000 to be paid in November 1999 and a noninterest-bearing note payable in the amount of $512,500. This note is payable in 18 equal monthly payments of $28,472 each, commencing December 1, 1999. This note will be discounted to an effective interest rate of 9.5%. This transaction resulted in an extraordinary gain on the extinguishment of debt in the amount of $374,000 which will be recognized in fiscal 2000.

12.       Lease Commitments

          The Company leases various equipment and facilities under operating leases from related and unrelated parties. These leases require that the Company pay maintenance, utilities, insurance and taxes.

          Total rent expense under operating leases included in continuing operations was $411,986 and $644,528 for the years ended September 30, 1999 and 1998, respectively.

          Minimum annual rental commitments of continuing operations of noncancelable operating leases covering facilities and equipment at September 30, 1999 are approximately:

          YEAR ENDING SEPTEMBER 30,                            Amount
          -----------------------------------------------------------
          2000                                               $964,000
          2001                                                948,000
          2002                                                 74,000
          2003                                                 21,000
          2004                                                  9,000
          -----------------------------------------------------------
          Total                                            $2,016,000
          -----------------------------------------------------------

          In September 1999, the Company sold its theater in Branson, Missouri in exchange for the discharge of the related mortgage payable totaling $7,009,000. The theater is being leased back from the purchaser for an initial period of two years at an annual triple net rental fee of $840,000, as reflected in the above table. Thereafter, the Company has five one-year options to renew the lease at that rent plus a cost-of-living index increase, not to exceed 3% per annum. The resulting lease is being accounted for as an operating lease. A loss of $536,351 was incurred on this sale and has been recognized in the Company's statement of operations for the year ended September 30, 1999.



13.       Taxes on Income (Benefit)

          The composition of taxes on income (benefit) is as follows:

                                                                     1999            1998
          -------------------------------------------------------------------------------------
          Current
            Federal                                              $     -                  -
            Utilization of net operating loss carry forward            -                  -
            Adjustment of valuation allowance                     2,000,000         (2,000,000)
          -------------------------------------------------------------------------------------
          Total taxes on income (Benefit)                        $2,000,000         (2,000,000)
          ======================================================================================

          The Company and its subsidiaries file a consolidated federal income tax return.

          Deferred income taxes consist of the following:

          September 30,                                            1999              1998
          -------------------------------------------------------------------------------------
          Total deferred tax assets, relating principally
          to net operating loss carry forwards                      $5,626,000      $4,926,000

          Deferred tax liabilities
          -------------------------------------------------------------------------------------
                                                                    $5,626,000      $4,926,000
          Less valuation allowance                                  (5,626,000)     (2,926,000)
          -------------------------------------------------------------------------------------

          Total net deferred tax asset                              $        -     $ 2,000,000
          =====================================================================================

          At September 30, 1998, the Company had realized a net deferred tax asset of $2,000,000 as it was more likely than not that this amount would be realized upon the expected sale of the Company's entertainment segment. The sale of the entertainment segment did not occur. As a result, due to the uncertainty of future realization, the Company recorded a valuation allowance for the entire deferred tax asset as of September 30, 1999. At September 30, 1999, the Company had U.S. federal net operating loss carryforwards available to offset future taxable income of approximately $9,000,000 which expire in various years through 2019.

14.       Warrants

          In connection with the 13% convertible debentures issued in September 1997, the Company issued 25,000 warrants to the broker. The warrants are exercisable through September 2000 at an exercise price of 120% of the September 1997 closing price as defined by the agreement. The value assigned to these warrants increased deferred costs and was amortized over one year. The warrants have not been exercised.

          During 1999, warrants originally issued in connection with the Company's initial public offering expired. These warrants were for the purchase of 2,400,000 common shares at exercise prices ranging from $6.75 to $8.25 per share. None of these warrants were exercised prior to expiration.

15.       Options and Awards

          Certain financial consultants to the Company received options in December 1992 and in January 1993 to acquire 87,500 shares of common stock as consideration for services rendered. These options are fully vested and are exercisable at $2.375 per share (17,500 shares) and at $.75 per share (70,000 shares). None of these options have been exercised to date.

          A former Company executive was granted options in September 1995, as part of an employment termination arrangement, to acquire 50,000 shares of common stock at an exercise price of $2.50 each (as to 25,000 shares) and $6.80 each (as to 25,000 shares). The aggregate options expire in September 2003 and none of the options have been exercised to date.

          During 1997, certain individuals received 30,500 options as a condition of employment and a consultant received 20,000 options.

          The Company has two stock incentive plans, both of which are active. In July 1993, the Company adopted a stock option plan (the "1993 Plan") which was amended in 1995, and in April 1997, the Company's stockholders approved a separate stock option plan (the "1997 Plan"). Both plans provide for the issuance of incentive stock options at a purchase price approximating the fair market value of the Company's common shares at the date of the grant (or 110% of such fair market value in the case of substantial stockholders). The 1993 and 1997 Plans also authorize the Company to grant nonqualified options, stock appreciation rights, restricted stock and deferred stock awards. A total of 1,000,000 shares of the Company's common stock has been reserved pursuant to the 1993 and 1997 Plans. As of September 30, 1999, there were 392,300 options with respect to shares of common stock outstanding under the 1993 Plan and there were options with respect to 0 shares available for grant under such plan; there were 546,333 options with respect to shares of common stock outstanding under the 1997 Plan and there were options with respect to 22,367 shares available for grant under such plan.

          The following table summaries the options granted, exercised and outstanding under the plans.

                                                                                        Weighted
                                                                          Exercise       Average
                                                                            Price       Exercise
                                                              Shares      Per Share       Price
          -----------------------------------------------------------------------------------------
          Outstanding, September 30, 1997                      896,800   $1.34 - 3.75        $1.71
          Granted                                              420,000   $0.94 - 3.75         1.00
          Exercised                                           (10,000)           3.31         3.31
          Canceled and expired                                (432,667)    $1.34-3.13         1.45
          -----------------------------------------------------------------------------------------
          Outstanding September 30, 1998                       874,133     $0.94-3.75        $1.48
          Granted                                              558,000      $.31-0.63          .41
          Exercised                                                  -              -            -
          Canceled and expired                               (493,500)     $1.38-3.75        $1.92
          -----------------------------------------------------------------------------------------
          Outstanding September 30, 1999                       938,633    $.0.94-3.75        $1.11
          =========================================================================================
          Options exercisable at September 30, 1999            911,133      $.31-3.13        $1.13
          -----------------------------------------------------------------------------------------
          =========================================================================================
          Options available for future grant                    22,367
          =========================================================================================

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

          The weighted-average, grant-date fair value of stock options granted to employees during the year, and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Sholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under Statement of Financial Accounting Standards No. 123, are as follows:

                                                                              1999           1998
          --------------------------------------------------------- --------------- --------------
          Weighted-average fair value per options granted                   $ 0.28          $0.68
          Significant assumptions (weighted-average)
             Risk-free interest rate at grant date                           5.24%          5.55%
             Expected stock price volatility                                  0.86           0.56
             Expected dividend payout                                            -              -
             Expected option life (years) (a)                                  8.8           10.0
          Loss from continuing operations
             As reported                                               $(3,908,625)   $(2,579,411)
             Pro forma                                                  (4,065,785)    (2,864,461)
          Loss from continuing operations per share
             As reported                                                 $   (0.40)        $(0.27)
             Pro forma                                                       (0.42)         (0.30)




          (a) The expected option life considers historical option exercise patterns and future changes to those exercise patterns anticipated at the date of grant.

          The following table summarizes information about stock options outstanding at September 30, 1999 under the plans:


                                              Options Outstanding                            Options Exercisable

                                                                    Weighted-
                                                                     Average       Weighted-                    Weighted-
                                    Range of          Number        Remaining       Average        Number        Average
                                    Exercise       Outstanding     Contractual      Exercise     Exercisable     Exercise
                                     Prices         at 9/30/99         Life          Price       at 9/30/99       Price
                                --------------------------------------------------------------------------------------------
                                     $0.31-0.620         475,000      8.53 Years        $ 0.42        447,500        $ 0.41
                                       1.00-1.94         312,333      5.96 Years          1.64        312,333          1.64
                                      2.00-2.375         127,000      4.74 Years          2.03        127,000          2.03
                                       3.13-3.75          24,300      3.95 Years          3.13         24,300          3.13
                                --------------------------------------------------------------------------------------------
                                                         938,633      7.05 Years         $1.11        911,133         $1.13
                                ============================================================================================



16.       Defined Contribution Plan

          Effective July 1, 1997, the Company adopted a defined contribution 401(k) plan (the "Plan") covering substantially all of its U.S. employees. Eligible employees may contribute up to 15% of compensation, as defined in the Plan. The Company has an optional matching program (approved annually by the Board of Directors) where the Company matches a percentage of the employee's contribution (currently 50% of the first 6% of contribution). In May 1999, the Company elected to discontinue this matching program. Company-matched contributions vest in full after seven years of an employee's credited service to the Company. The Company also has an option to make additional profit sharing plan contributions (none in fiscal 1997). Defined contribution expense totaled $14,168 and $44,120 in 1999 and 1998, respectively.


17.       Commitments and Contingencies

          (a) In 1995, a suit was brought against the Company in United States District Court of New Jersey, which venue was later transferred to United States District Court for Southern Mississippi. Plaintiff (Gelb Productions, Inc, a New Jersey corporation) asserts it had a contract with the Company to provide eight professional boxing events at the Company's former Biloxi Star Theatre. The complaint was thereafter amended by plaintiff to reflect additional allegations that defendant tortuously harmed plaintiff's business reputation and maliciously interfered with existing and prospective economic relationships. Settlement was reached with Gelb in December 1997 for $100,000, plus attorney fees and expenses. All claims were dismissed with prejudice in November 1998.

          (b) James Barnes and Prudence Barnes, two former officers of a subsidiary of the Company, have brought suit in State District Court, Clark County, Nevada, against the Company in connection with their employment termination in June 1995. The Barnes have alleged the Company breached their contracts. No specific amount of damages has been claimed; however, the plaintiffs have informally indicated that they would entertain a settlement offer of between $250,000 and $350,000. The Company intends to vigorously defend itself in this matter. The trial is scheduled for January 2000.

          (c) On December 31, 1997, the Company's former chairman, Kevin Kean, defaulted on repaying the $1,232,000 principal of notes receivable due the Company. The Company held 150,000 shares of the Company's stock as collateral. On January 15, 1998, the Company signed a subsequent agreement with Mr. Kean. Under this agreement, 220,000 additional shares of the Company's stock owned by Mr. Kean were canceled along with the 150,000 collateral shares held (valued at the market price of $1.19 per share). Additionally, the Company and Mr. Kean entered into a new note agreement. The new 7% note 7% interest bearing note of $1,196,885, including approximately $143,000 of previously reserved interest is scheduled to mature on January 15, 2001. The note is collateralized by the individual's 5% interest in the Company's Pokagon management fee. Solely at the Company's discretion, at any time prior to maturity, the Company can take the collateral as payment in full for the note. Generally accepted accounting principles do not permit the recording of contingent assets until realized and as Mr. Kean's ability to pay the note is not known, the Company at September 30, 1998 provided an impairment reserve for the $791,900 which represents the notes remaining principal balance after stock cancellations. Under the terms of the Loan and Settlement Agreement, ". . .In the event that CRC shall sell, assign or transfer its interest in the Pokagon Project, in whole or in part, to any other party, by way of sale, loan, settlement, fee, or otherwise for consideration in an amount in excess of $1 million, Kean's obligation under the Renewal Note shall be fully discharged and satisfied and CRC shall mark the Renewal Note "Paid" and return it to Kean . . ."

          (d) The Company initiated a civil suit against Harrah's on September 4, 1998, in Federal District court for the District of Minnesota. The Company alleges that Harrah's breached the Technical Assistance and Consulting Agreement and tortuously interfered with the Company's contractual and prospective economic advantage associated with the Pokagon Band of Potawatomi Indians' Management Agreement. The suit further alleges that Harrah's withheld vital business information from the Company. Harrah's has filed a motion to dismiss based on denial that Harrah's is a property party to the lawsuit and that the Technical Assistance and Consulting Agreements do not create a partnership or Joint Venture relationship with the Company. The Company filed its response to Harrah's Motion for Summary Judgment in late December 1998. The Federal Minnesota District Court granted Harrah's Motion for Dismissal for Summary Judgment and the Company's complaint was dismissed with prejudice on May 24, 1999. The Company filed an appeal in the Eight Circuit US Court of Appeals on September 16, 1999. The Company asserts that it has the right to resolve the dispute with Harrah's in some forum and the trial court erred by dismissing the Company's Complaint without granting the Company leave to file an Amended Complaint which included a claim for an accounting and damages under the Uniform Partnership Act. The Company plans to vigorously pursue its claims and seeks a judgement against Harrah's plus interest and legal fees.

          (e) The Company initiated a civil suit against Willard Smith and Monarch Casino, Inc., ("Monarch") on December 19, 1998, in the Circuit Court of Jackson, Mississippi. The Company alleges that Mr. Smith and Monarch Casinos, Inc. have breached the terms of the Memorandum of Understanding, Amendment and Modification Agreement, and Consulting Agreement by failing to provide the services required under the terms of the agreements, breaching their obligations of good faith to the Company, and by attempting to secure the termination of the Company's interest in the Pokagon project. The suit further alleges Mr. Smith has defaulted on his obligations to pay rent and maintain the up-keep of the Company residential property located at 303

          LaSalle Street, Ocean Springs, Mississippi and defaulted on the repayment of loans from the Company in excess of $300,000. The Company seeks a judgment of and against Monarch Casino, Inc. and Willard Smith; plus interest and attorneys fees for notes due and material breach of agreements; removal of Mr. Smith from the rental property and punitive damages. Mr. Willard Smith filed a counter claim on February 16, 1999, alleging breach of contract; breach of duty of fail dealing; tortuous interference with prospective business advantage; specific performance of contract to purchase real property and fraud. The Company plans to vigorously defend itself in this counterclaim and is asking the court of dismiss the matter.

          (f) Norm D. Holm, and N.D.H., Inc., ("NDH") Norm D. Holm, and N.D. H. Inc., ("NDH"), a Minnesota Corporation, brought suit in the Tenth Judicial District Court, country of Sherburne, Minnesota, against the Company on August 11, 1998. The Company was notified of litigation and responded on September 24, 1998. However, as the Company had no information on this matter, the Company was granted a postponement until February 1999. NHD alleges that the Company entered into an indemnification and hold harmless agreement to indemnify and hold NDH harmless from loss of claims, etc., incurred as a result of services provided to real property known as "Pintail Woods", which claim purportedly totals $158,000. These claims were brought before the American Arbitration Association ("AAA") in December 1992, who ruled that the arbitration was not appropriate at that time. On July 7, 1998, the Tenth Judicial District Court, county of Sherburne, Minnesota, ordered this matter be submitted to arbitration. The Company plans to vigorously defend itself in this matter and is asking the court to dismiss based on a statue of limitations defense as the event took place over eight years ago.

          (g) The Company initiated suit again Mark McKinney, personally, and Mana Corporation, on March 12, 1999, in the Circuit Court of Benton County, Arkansas. The Company alleges that Mr. McKinney and Mana Corporation breached the terms of the Letter of Intent and the Extension Agreement dated December 4, 1998, by prematurely terminating the agreement before April 30, 1999, and failure to repay a short term loan made to Mark McKinney, personally. The Company seeks a judgment against Mark McKinney and Mana Corporation in the amount of $150,000 plus interest and attorney's fees. Due to the uncertainty of Mr. McKinney's ability to make payment, $75,000 of this receivable has been reserved. Mark McKinney and Mana Corporation filed a counter claim April 5, 1999, alleging Mana Corporation incurred additional expenses associated with the due diligence with the Company and is asking for a judgment against the Company for $51,997 in addition to prejudgment and post judgment interest and attorney's fees. In November 1999, Mana Corporation petitioned an Arkansas Court for reorganization under Chapter 11 of the Bankruptcy Code, therefore the balance of the receivable was reserved in November 1999.

18.       Subsequent Events

          (a) In January 2000, the Company acquired all of the assets of RawData, Inc. in exchange for cash of $85,000, a note payable in the amount of $65,000 and an option to purchase 1,000,000 shares of the Company's common stock, at an exercise price of $0.17 per share. The option becomes exercisable if BounceBackMedia.com, Inc. reaches certain revenue targets. RawData Inc, is a one-year old company involved in the development, sales and distribution of e-commerce business solutions geared toward direct advertising of mini-CDs used by consumers and businesses.

          (b) In January 2000, the Company decided to change its strategy by shifting all of its operations into the e-commerce industry. As a result, the Company will be offering for sale its entertainment segment. The entertainment segment will be reflected as discontinued operations beginning with first quarter of fiscal 2000.

          (c) In January 2000, BounceBackTechnologies.com, Inc., a Delaware corporation which was a wholly-owned subsidiary of the Company, merged with and into the Company. In connection with the merger, the Company changed its name to BounceBackTechnologies.com, Inc. to depict more appropriately the Company's new business strategy.