Form 10QSB
period 1999-12-31
BOUNCEBACKTECHNOLOGIES COM INC
filed 2000-02-14
CIK 899778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

                         Commission file number: 0-22242

                        BOUNCEBACKTECHNOLOGIES.COM, Inc.
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

                    Issuer's telephone number: (228) 872-5558


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

As of February 9, 2000, 12,161,258 Shares of Common Stock of the Company were outstanding.

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                BOUNCEBACKTECHNOLOGIES.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                                  December 31, 1999          September 30, 1999
Assets:
Current Assets:
  Cash and cash equivalents                                                          $ 1,253,998                   $ 957,253
  Accounts receivable - trade and other                                                  100,260                     182,860
  Prepaid expenses                                                                        71,054                      70,055
  Net assets held for sale - gaming                                                    1,289,248                   1,471,234
  Net assets held for sale - entertainment                                               835,821                   1,044,951
                                                                     --------------------------------------------------------
Total Current Assets                                                                   3,550,381                   3,726,353

Property and Equipment, Net                                                              284,960                     279,012
                                                                     --------------------------------------------------------

Noncurrent Assets
  Notes and advances receivable-related parties,
     net of allowance for uncollectibles                                                 368,124                     410,472
  Other assets - net                                                                      24,201                      74,207
                                                                     --------------------------------------------------------
Total Noncurrent Assets                                                                  392,325                     484,679

TOTAL ASSETS                                                                         $ 4,227,666                 $ 4,490,044
                                                                     ========================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                                      443,624                     274,942
  Subordinated convertible debentures                                                          -                     121,325
  Current maturities of long-term debt                                                   741,398                     842,826
  Accrued expenses and other liabilities                                                 403,823                     579,896
                                                                     --------------------------------------------------------
Total Current Liabilities                                                              1,588,845                   1,818,989

Long-Term Liabilities
  Long-term debt, less current maturities                                                825,025                   1,424,378
  Deferred revenue                                                                     2,000,000                   2,000,000
                                                                     --------------------------------------------------------
Total Long-Term Liabilities                                                            2,825,025                   3,424,378

Total Liabilities                                                                      4,413,870                   5,243,367

Stockholders' Equity
  Preferred stock, 8% cumulative; $.01 par value;
     authorized 5,000,000 shares; none issued
  Common stock, $.01 par value; authorized 30,000,000
     shares; 10,431,880 shares issued and
     outstanding as of 12/31/99 and 9/30/99                                              104,319                     104,319
  Additional paid-in capital                                                          22,953,761                  22,953,761
  Deficit                                                                            (23,244,284)                (23,811,409)
                                                                     --------------------------------------------------------
Total Stockholders' (Deficit) Equity                                                    (186,204)                   (753,329)

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY                                             $ 4,227,666                 $ 4,490,038
                                                                     ========================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                BOUNCEBACKTECHNOLOGIES.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31
                                   (unaudited)

                                                                                1999                    1998
                                                                                -----                   ----

REVENUE
  Continuing Operations                                                             -                       -

Cost and Expenses
  General and administrative                                                  578,204                 648,365
  Interest expense-net of interest income of $13,443
     and $16,378 in 1999 and 1998 respectively                                 15,423                  34,730
                                                              ------------------------------------------------
Total Cost and Expenses                                                       593,627                 683,095

Loss from continuing operations                                              (593,627)               (683,095)

Income from discontinued operations - entertainment                           929,766                 862,110

Loss from discontinued operations-gaming                                     (159,840)               (340,348)

Extraordinary gain on early extinquishment of debt & refinancing              390,826                       -

Net Income (Loss)                                                             567,125                (161,333)
--------------------------------------------------------------------------------------------------------------

Basic & Fully diluted Income (Loss)per Common Share
  Continuing operations                                                         (0.06)                  (0.11)
  Discontinued operations                                                        0.07                    0.09
  Extraordinary gain                                                             0.04
Net Income (Loss)                                                                0.05                   (0.02)

Weighted Average Number of Common Shares
   Outstanding                                                             10,431,880               9,616,155
                                                              ================================================



The accompanying notes are an integral part of these condensed consolidated financial statements.

                BOUNCEBACKTECHNOLOGIES.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                  FOR THE THREE MONTHS ENDING DECEMBER 31, 1999
                                   (unaudited)


                                                                                           1999                     1998
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                                                          (593,627)                (683,095)
Adjustments to reconcile loss to net cash
  Depreciation                                                                              8,260                    9,746
  Minority interest income of a consolidated subsidiary                                         -                   18,804
  Discount upon conversion of convertible debentures                                      369,501                   13,946
  Early extinguishment of subordinated debentures                                          21,325                        -
  Accretion of note receivable interest                                                         -                   (5,423)
Change in Assets and Liabilities
  Account receivable                                                                       82,600                   69,245
  Prepaid expense                                                                            (999)                 (48,024)
  Other assets                                                                             50,000                 (100,000)
  Accounts payable                                                                        168,682                   56,385
  Accrued expense and other liabilities                                                  (176,073)                (192,227)
                                                                         --------------------------------------------------
Net Cash used in Operating Activities                                                     (70,331)                (860,643)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                                      (14,208)                  (3,079)
  Decrease (Increase) in due from related parties                                          42,348                  (21,078)
                                                                         --------------------------------------------------
Net cash provided by (used in) investing activities                                        28,140                  (24,157)

CASH FLOW FROM FINANCING ACTIVITIES
  Reduction of long-term debt                                                            (822,106)                 (62,857)
                                                                         --------------------------------------------------
Net cash provided by (used in) financing activities                                      (822,106)                 (62,857)

Cash provided by (used in)
  Discontinued Operations-Gaming                                                           49,290                 (393,093)
                                                                         --------------------------------------------------

Cash provided by
  Discontinued operations-entertainment                                                 1,111,752                1,235,034
                                                                         --------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                      296,745                 (105,716)

Cash and Cash Equivalents, at beginning of period                                         957,253                  761,508

Cash and Cash Equivalents, at end of period                                             1,253,998                  655,792
                                                                         ==================================================



The accompanying notes are an integral part of these condensed consolidated financial statements.

                BOUNCEBACKTECHNOLOGIES.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Business

BounceBackTechnologies.com, Inc. and Subsidiaries (the "Company") was formerly known as Casino Resource Corporation. The name change, effective January 5, 2000, reflects the Company's intent to focus on marketing and sales applications in the e-commerce industry. It is the Company's intent to utilize its marketing and sales expertise by providing services to a new media marketplace which is experiencing strong growth. The Company's new ticker symbol for its common stock is "BBTC" and the stock is traded on the NASDAQ Bulletin Board.

To strengthen its position and bolster its efforts in penetrating the e-commerce industry, the Company acquired all of the assets of Raw Data, Inc., on December 31, 1999. Raw Data, Inc. is focused on the development, sales and distribution of e-commerce business solutions through direct advertising of mini-CDs used by consumers and businesses to link potential customers to web sites and e-commerce centers. Upon acquisition, the Company changed the name of its new subsidiary to BounceBackMedia.com, Inc.

BounceBackMedia.com, Inc. is a Nevada corporation, which will be headquartered in Las Vegas to more easily take advantage of convention and trade show traffic so that the Company may promote various marketing and sales applications of its mini-CD technology to diverse business interests. In addition to sales and marketing support services, the Company's corporate offices, located in Ocean Springs, Mississippi, will provide administrative and accounting support services to BounceBackMedia.com, Inc.

The Company entered into a letter of intent to purchase the assets of Go2Technologies, Inc., a company in the business of distributing CD-ROM technology on mini-CDs, so as to derive a competitive edge in the development and distribution of its mini-CD technology, the "BounceBackCard(TM)". The acquisition of Go2Technologies will allow the Company to secure strategic distribution rights, corresponding patents and competitive pricing advantages and to enlist the expertise of two key employees. Contingent upon the satisfactory outcome of its due diligence, the Company hopes to execute definitive agreements by March 2000.

The Company is currently in negotiations to sell its Tunisian Casino, located in Tunisia, North Africa, and Country Tonite Enterprises, which produces a country and western variety show in Branson, Missouri and Pigeon Forge, Tennessee. By doing so, the Company believes it will raise capital for its marketing and sales efforts with respect to the applications of the mini-CD technology.

Basis of Presentation

The accompanying condensed consolidated financial statements of BounceBackTechnologies.com, Inc. and its majority and wholly owned subsidiaries are unaudited. However, this information reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the three months ended December 31, 1999.

Certain reclassifications of prior period amounts have been made to conform to current period presentation. The Company's entertainment and gaming segments are reported in the financial statements as "discontinued operations." The results of operations and related assets and liabilities of the discontinued operations for the prior period have been restated in conformity with current period presentation.

The results of operations for the three months ending December 31, 1999 are not necessarily indicative of the results expected for the full fiscal year.

NOTE 1   Prepaid Expenses

As of December 31, 1999 prepaid expenses consist primarily of insurance payments, rent and other contractual payments. These payments will be recorded as expense or applied against outstanding obligations in the next quarter.

NOTE 2   Net Assets Held for Sale

Entertainment

In conjunction with the Company's decision to focus its business efforts on marketing and sales applications in the e-commerce industry, it is offering its entertainment segment for sale. The entertainment segment is comprised of the Company's wholly owned subsidiaries, Country Tonite Enterprises, Inc. and CRC of Branson, which leases and operates the Country Tonite Theatre in Branson, Missouri and is under contract to perform at the Country Tonite Theatre in Pigeon Forge, Tennessee.

Assets and liabilities of the entertainment segment at December 31, 1999 and September 30, 1999 were as follows;

                                       December 31,             September 30,
Current Assets                         $  286,594               $  934,448
Fixed Assets                              688,698                  761,975

Current Liabilities                       189,149                  651,472
                                       ----------               ----------

Net assets held for sale               $  835,821               $1,044,951
                                       ==========               ==========

Gaming

The Company has adopted a formal plan to sell its 85% interest in CRC of Tunisia S.A to Samara, the lessor of the Casino Caraibe property. The Company anticipates negotiations to be finalized by June 2000. The Company expects to generate a gain on the proposed sale of this transaction.

Assets and liabilities for the gaming segment at December 31, 1999 and September 30, 1999 were as follows:

                                       December 31,            September 30,
Current Assets                         $  686,586               $  694,317
Net Property & Equipment                1,402,858                1,584,491

Current Liabilities                       800,196                  807,574
                                       ----------               ----------
Net assets held for sale               $1,289,248               $1,471,234
                                       ==========               ==========


NOTE 3   Supplemental Disclosure of Cash Flow Information

Cash expended during the three months ended December 31, 1999 and 1998 for interest was $27,866 and $51,108, respectively.

NOTE 4   Long-Term Liabilities

Subordinated Convertible Debentures

The remaining balance of the $800,000, 13% subordinated convertible debenture as of September 30, 1999 in the amount of $121,325 was settled in full by a cash payment of $100,000 in October 1999. This transaction resulted in an extraordinary gain of $21,325, which was recognized during the three month period ending December 31, 1999.

Long-Term Debt

On December 31, 1999, the Company and Roy Anderson Holding Corp agreed to amend and restate the 6%, $1,530,000 (face amount) debenture agreement which had an outstanding principal balance as of September 30, 1999 in the amount of $1,195,729. In connection with the transaction, Roy Anderson Holding Corp was granted an option to purchase 300,000 shares of the common stock of the Company at an exercise price of $0.17 per share. The remaining balance of the debenture, as of December 31, 1999, in the amount of $1,028,553 was separated into two debentures. The first debenture, in the amount of $342,655, is payable in monthly installments with simple interest fixed at 6% per annum. Monthly payments of $44,326 begin in April 2000 with the last payment due in November 2000. The second debenture, in the amount of $685,898, with simple interest fixed at 6% per annum is payable in one lump sum at its maturity on December 31, 2002. The second debenture provides for mandatory prepayments if certain conditions arise. These most notably relate to the Company's completion of the sale of its discontinued operations, sale or other disposition of its existing business or assets, collection of any proceeds from litigation or any payments from the Lakes Gaming agreement. Currently, 1,100,000 shares of the Company's common stock are held in escrow as collateral. Upon the Company's satisfaction in full of all outstanding amounts due under these debentures, the common stock held in escrow shall be cancelled.

In October 1999, the Company entered into an agreement to retire the $1,000,000, 10% note payable due August 2022. The note was discounted to an effective rate of 9.5% and retired in consideration for a cash payment of $150,000 and a non-interest bearing note in the amount of $512,500. The new note is payable in 18 equal monthly installments of $28,472 beginning on December 1, 1999. An extraordinary gain on this transaction in the amount of $369,501 was recognized as a result of this transaction.

The Company has a line of credit of $200,000 of which zero balance was due December 31, 1999.

NOTE 5   Deferred Revenue

During 1999, the Company received a $2 million cash down payment as a result of its Revised Conditional Release Agreement and Termination Agreement with Lakes Gaming. The terms of the agreement calls for the payment of up to $16.1 million, including the cash down payment mentioned above. The $2 million cash down payment is recorded as deferred revenue until such time as a casino is opened in Michigan by the Pokagon Band of Potawatomi Indians (the "Pokagons"). The balance of $14.1 million is payable if certain events unfold relative to the actual opening of the casino, Lakes Gaming is the manager when the casino opens, and Lakes Gaming continues to manage the casino during the five year term of its management agreement with the Pokagons, other than a buy-out by the Pokagons of the remainder of Lakes management term. The remaining balance of $2.5 million is only due if the Pokagons build a casino in Indiana and Lakes Gaming is the manager. The agreement also calls for the Company to repay the $2 million cash down payment if after five years there is no casino open in either Michigan or Indiana.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain factors which have affected the Company's financial position and operating results during the period included in the accompanying condensed consolidated financial statements.

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS
ENDED DECEMBER 31, 1998.

The Company is holding its entertainment and gaming segments for sale in order to focus the Company's resources on promotional and marketing opportunities in the e-commerce industry. As a result, the entertainment and gaming segments are reported as discontinued operations. Consequently, there were no revenues from continuing operations reported for the three months ended December 31, 1999 and 1998, respectively.

The Company's general and administrative expenses aggregated $578,204 in the three months ended December 31, 1999. This was a decrease of $70,161 or 10.8%, from the $648,365 incurred in the same period in 1998. The decrease was due primarily to a reduction in a variety of expenses including professional fees, public relation costs and new venture costs, which were offset by increases in wages and bad debt expense.

Interest expense totaled $28,886 for the three months ended December 31, 1999 compared to $51,108 for the same period in fiscal 1999. The reduction was primarily due to the refinancing and early extinguishment of debt.

The Company recognized a gain on the early extinguishment of debt on the subordinated convertible debenture in the amount of $21,325 in October 1999. In addition, a gain of $369,501 was recognized on the refinancing of the $1 million 10% note payable originally due August 2022. The negotiated discount was granted as consideration for the Company's $150,000 payment and agreement to pay down the $512,500 balance in 18 monthly interest free payments of $28,472 beginning December 1, 1999.

No federal income tax expense was recorded for the three months ended December 31, 1999 or December 31, 1998 as a result of available federal net operating loss carryforwards. At December 31, 1999, the Company had loss carryforwards available to offset future taxable income of approximately $9,000,000 that expires in various years through 2019.

Operating results of the entertainment segment being held for sale, exclusive of corporate charges, for the three month periods ended December 31, 1999 and 1998 were as follows:

                                       1999             1998
                                       ----             ----
Revenues                            $2,449,289       $2,675,491
Net Income                          $  929,766       $  862,110
                                   ===========       ==========

Operating results of the gaming segment being held for sale, exclusive of corporate charges, for the three month periods ended December 31, 1999 and 1998 were as follows:

                                        1999             1998
Revenues                             $ 663,349        $ 561,022
Net Loss                             $(159,840)       $(340,348)
                                     =========        =========

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased from $957,253 as of September 30, 1999 to $1,253,998 as of December 31, 1999. Cash and cash equivalents do not reflect any cash balances from the entertainment or gaming segments being held for sale. Nor do these balances reflect any funds from the anticipated sale from either discontinued segment.

The Company anticipates using the proceeds from the sale of its discontinued operations to provide capital for its marketing and sales applications relative to mini-CD technology.

Under the Revised Conditional Release and Termination Agreement with Lakes Gaming, the Company could receive up to $16.1 million over the life of the management contract Lakes Gaming has with the Pokagon Band of Potawatomi Indians. A $2 million down payment was received in fiscal 1999. The agreement also calls for the Company to repay the $2 million cash down payment if after 5 years a Pokagon casino is not opened. The Company will not receive any further payments under the agreement until a Michigan or Indiana casino opens.

Until such time the discontinued segments are sold, the Company anticipates that cash on hand and cash from future operations will be sufficient to meet the working capital and debt service requirements of its existing business for the next fiscal year.

BounceBackMedia.com will require a minimum amount of working capital through December 31, 2000 of $500,000. The Company hopes to fund these requirements by offering for sale its entertainment segment.

Capital Expenditures by the Company were $14,208 for the three months ended December 31, 1999, compared to $3,079 for the same period in 1998. These expenditures were primarily due to year 2000 compliance issues and accounting software costs associated with the new computer system upgrade.

SEASONALITY

The theatre operations of the discontinued entertainment segment are affected by seasonal factors. The Country Tonite Theatre in Branson, Missouri, will be closed from mid-December 1999 through the first week in March 2000. The Country Tonite Theatre in Pigeon Forge, Tennessee, will be closed from January 2, 2000 through mid-March 2000. These closing coincide with the historical closing of similar theatres in the Branson, Missouri, and Pigeon Forge, Tennessee areas.

The casino operations of the discontinued gaming segment is also subject to seasonal factors. Primarily the slow tourist season occurs from October through April each year.

IMPACT OF INFLATION

Management of the Company does not believe inflation has had any significant effect on the Company's financial condition or results of operations for the periods presented. However, an increase in the rate of inflation could adversely affect the Company's future operations and expansion plans.

FOREIGN CURRENCY TRANSACTIONS

The Company's transactions with respect to its discontinued gaming segment in Tunisia is in dinars. As such, there are risks that pertain to fluctuations in foreign exchange rates and potential restrictions or costs associated with the transfer of funds to the United States.

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

PRIVATE SECURITIES LITIGATION ACT OF 1995

All statements contained herein that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in travel patterns which could affect demand for the Company's theatres or casino; changes in development and operating cost, including labor, construction, land, equipment, and capital cost; general business and economic conditions; political unrest in Tunisia or the region; and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as to due the date made.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In 1995, James Barnes and Prudence Barnes, two former officers of a subsidiary of the Company, have brought suit in State District Court, Clark County, Nevada, against the Company in connection with their employment termination in June 1995. The Barnes have alleged the Company breached their contracts based on the termination of the Barnes employment; intentional misrepresentation; and breach of contract based on the untimely registration of their stock. No specific amount of damages has been claimed, however the plaintiffs have informally indicated that they would entertain a settlement offer between $250,000 and $350,000. A trial date has been rescheduled for May 2000. The Company intends to vigorously defend itself in this matter. The mater is still pending.

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

Norm D. Holm, and N.D. H. Inc., ("NDH"), a Minnesota corporation, brought suit in the Tenth Judicial District Court, county of Sherburne, Minnesota, against the Company on August 11, 1998. NHD alleges that the Company entered into an indemnification and hold harmless agreement to indemnify and hold NDH harmless from loss of claims, etc., incurred as a result of services provided to real property known as "Pintail Woods", which claim purportedly totals $158,000. These claims were brought before the American Arbitration Association ("AAA") in December 1992, which originally ruled that the arbitration was not appropriate at that time. On July 7, 1999, the Tenth Judicial District Court, county of Sherburne, Minnesota, ordered this matter be submitted to arbitration. The arbitration hearing is scheduled for April 2000. The Company plans to vigorously defend itself in this matter and is asking the court to dismiss the suit based on a statue of limitations defense because the event at issue took place over eight years ago.

The Company initiated suit against Mark McKinney and Mana Corporation, on March 12, 1999, in the Circuit Court of Benton County, Arkansas. The Company alleges that Mr. McKinney and Mana Corporation breached the terms of the Letter of Intent and the Extension Agreement dated December 4, 1998, by prematurely terminating the agreement before April 30, 1999, and failure to repay a short term loan made to Mark McKinney, personally. The Company seeks a judgment against Mark McKinney and Mana Corporation in the amount of $150,000 plus interest and attorney's fees. Due to the uncertainty of Mr. McKinney's ability to make payment, $75,000 of this receivable has been reserved. Mr. McKinney and Mana Corporation filed a counterclaim April 5, 1999, alleging Mana Corporation incurred additional expenses associated with the due diligence with the Company and is asking for a judgment against the Company for $51,997 in addition to prejudgment and post judgment interest and attorney's fees.

In November 1999, Mana Corporation petitioned an Arkansas Court for reorganization under Chapter 11 of the Bankruptcy Code; therefore the balance of the receivable was reserved in November 1999. A trail date has been schedule for March 2000. The Company plans to vigorously pursue its claim and seeks a judgement against Mr.
McKinney.



Item 2.  Exhibits and Reports on Form 8-K

          a)   Exhibits

          b) No current reports on Form 8-K have been filed during the three months ended December 31, 1999.

                                   SIGNATURES
         In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

                                 BOUNCBACKTECHNOLOGIES.COM, INC.



Date: February 11, 2000          By: s/ John J. Pilger
                                    -----------------------------------------
                                    John J. Pilger, President & CEO



Date: February 11, 2000          By: s/ John J. Pilger
                                     ----------------------------------------
                                     John J. Pilger, Chief Financial Officer