Form 10QSB
period 2000-03-31
BOUNCEBACKTECHNOLOGIES COM INC
filed 2000-05-16
CIK 899778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

                                   (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                             707 Bienville Boulevard
                        Ocean Springs, Mississippi 39564
                        --------------------------------
                    (Address of principal executive officers)

                    Issuer's telephone number: (228) 872-5558
                                                --------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [   ] No

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

As of May 12, 2000, 12,161,258 Shares of Common Stock of the Company were outstanding.

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
               BOUNCEBACKTECHNOLOGIES.COM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 2000 AND SEPTEMBER 30, 1999
                                  (unaudited)


                                                                March 31, 2000                   September 30, 1999

Assets:
Current Assets:
  Cash and cash equivalents                                            $    39,000                      $   957,000
  Accounts receivable - trade and other                                     54,000                          184,000
  Inventories                                                               13,000                                -
  Prepaid expenses                                                         174,000                           70,000
  Net assets held for sale - gaming                                      1,395,000                        1,471,000
  Net assets held for sale - entertainment                                 696,000                        1,045,000
                                                             -------------------------------------------------------
Total Current Assets                                                     2,371,000                        3,727,000

Property and Equipment, Net                                                317,000                          279,000
                                                             -------------------------------------------------------

Noncurrent Assets
  Cost of assets held in excess of fair market value                       139,000
  Notes and advances receivable-related parties,
     net of allowance for uncollectibles                                   328,000                          410,000
  Other assets - net                                                        24,000                           74,000
                                                             -------------------------------------------------------
Total Noncurrent Assets                                                    491,000                          484,000

TOTAL ASSETS                                                           $ 3,179,000                      $ 4,490,000
                                                             =======================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                        535,000                          275,000
  Subordinated convertible debentures                                            -                          121,000
  Current maturities of long-term debt                                     753,000                          843,000
  Accrued expenses and other liabilities                                   353,000                          580,000
                                                             -------------------------------------------------------
Total Current Liabilities                                                1,641,000                        1,819,000

Long-Term Liabilities
  Long-term debt, less current maturities                                  691,000                        1,424,000
  Deferred revenue                                                       2,000,000                        2,000,000
                                                             -------------------------------------------------------
Total Long-Term Liabilities                                              2,691,000                        3,424,000

Total Liabilities                                                        4,332,000                        5,243,000

Stockholders' Equity
  Preferred stock, 8% cumulative; $.01 par value;
     authorized 5,000,000 shares; none issued
  Common stock, $.01 par value; authorized 30,000,000
     shares; 11,068,223 and 10,768,223 shares issued and
     outstanding as of 03/31/00 and 9/30/99, respectively                  111,000                          108,000
  Additional paid-in capital                                            23,063,000                       22,950,000
  Deficit                                                              (24,327,000)                     (23,811,000)
                                                             -------------------------------------------------------
Total Stockholders' (Deficit) Equity                                    (1,153,000)                        (753,000)
                                                             -------------------------------------------------------

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY                               $ 3,179,000                      $ 4,490,000
                                                             =======================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                BOUNCEBACKTECHNOLOGIES.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (unaudited)

                                                                    2000                1999
                                                                    -----               ----

REVENUE
  Continuing Operations                                            37,000                   -

Cost and Expenses
  Continuing operations                                           153,000
  General and administrative                                     1,243,000          1,194,000
  Interest expense-net of interest income of $7,000
     and $5,000 in 2000 and 1999 respectively                       25,000             42,000
  Gain on sale of joint venture                                         -             (91,000)
                                                     -----------------------------------------
Total Cost and Expenses                                          1,421,000          1,145,000

Loss from continuing operations before taxes                    (1,384,000)        (1,145,000)

Income tax expense                                                      -          (2,000,000)

Loss from continuing operations                                 (1,384,000)        (3,145,000)

Loss from discontinued operations - entertainment                  546,000            267,000

Income (Loss) from discontinued operations-gaming                  (69,000)          (395,000)

Extraordinary gain on early extinguishment of
  debt & refinancing                                               391,000                  -

Net Income (Loss)                                                 (516,000)        (3,273,000)
----------------------------------------------------------------------------------------------

Basic & Fully diluted Income (Loss)per Common Share
  Continuing operations                                             (0.13)              (0.32)
  Discontinued operations                                            0.05               (0.01)
  Extraordinary gain                                                 0.04
Net Loss                                                            (0.05)              (0.33)
Weighted Average Number of Common Shares
   Outstanding                                                 10,506,261           9,830,834
                                                     =========================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                BOUNCEBACKTECHNOLOGIES.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                FOR THE SIX MONTHS ENDING MARCH 31, 2000 AND 1999
                                   (unaudited)

                                                                                          2000                     1999
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                                                        (1,384,000)              (3,145,000)
Adjustments to reconcile loss to net cash
  Depreciation                                                                             17,000                   44,000
  Reversal of deferred tax asset                                                                                 2,000,000
  Gain on sale of joint venture                                                                 -                  (91,000)
  Discount upon conversion of convertible debentures                                      370,000                   19,000
  Loss on Impairment of Palace note receivable                                                                      56,000
  Early extinguishment of subordinated debentures                                          21,000                        -
  Accretion of note receivable interest                                                         -                   (7,000)
Change in Assets and Liabilities
  Account receivable                                                                      130,000                   14,000
  Inventories                                                                             (13,000)
  Prepaid expense                                                                        (104,000)                  49,000
  Other assets                                                                            (89,000)                 142,000
  Accounts payable                                                                        260,000                 (226,000)
  Accrued expense and other liabilities                                                  (227,000)                (715,000)
                                                                         --------------------------------------------------
Net Cash used in Operating Activities                                                  (1,019,000)              (1,860,000)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                                      (54,000)                 (14,000)
  Proceeds from sale of joint venture                                                                               20,000
  Decrease (Increase) in due from related parties                                          82,000                  (42,000)
                                                                         --------------------------------------------------
Net cash provided by (used in) investing activities                                        28,000                  (36,000)

CASH FLOW FROM FINANCING ACTIVITIES
  Issuance of debentures and draws on line of credit                                            -                   50,000
  Reduction of long-term debt                                                            (829,000)                (147,000)
                                                                         --------------------------------------------------
Net cash provided by (used in) financing activities                                      (829,000)                 (97,000)

Cash provided by (used in)
  Discontinued Operations-Gaming                                                            7,000                 (334,000)
                                                                         --------------------------------------------------

Cash provided by
  Discontinued operations-entertainment                                                   895,000                1,643,000
                                                                         --------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                     (918,000)                (684,000)

Cash and Cash Equivalents, at beginning of period                                         957,000                  761,000

Cash and Cash Equivalents, at end of period                                                39,000                   77,000
                                                                         ==================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                BOUNCEBACKTECHNOLOGIES.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (unaudited)

                                                                                2000                    1999
                                                                                -----                   ----

REVENUE
  Continuing Operations                                                        37,000                       -

Cost and Expenses
  Continuing operations                                                       153,000
  General and administrative                                                  665,000                 546,000
  Interest expense-net of interest income of $7,000
     and $5,000 in 2000 and 1999 respectively                                   9,000                   7,000
  Gain on sale of joint venture                                                     -                 (91,000)
                                                              ------------------------------------------------
Total Cost and Expenses                                                       827,000                 462,000

Loss from continuing operations before taxes                                 (790,000)               (462,000)

Income tax expense                                                                  -              (2,000,000)

Loss from continuing operations                                              (790,000)             (2,462,000)

Loss from discontinued operations - entertainment                            (384,000)               (595,000)

Income (Loss) from discontinued operations-gaming                              91,000                 (55,000)

Net Income (Loss)                                                          (1,083,000)             (3,112,000)
--------------------------------------------------------------------------------------------------------------

Basic & Fully diluted Income (Loss)per Common Share
  Continuing operations                                                         (0.08)                  (0.25)
  Discontinued operations                                                       (0.03)                  (0.07)
Net Income (Loss)                                                               (0.10)                  (0.32)

Weighted Average Number of Common Shares
   Outstanding                                                             10,506,261               9,830,834
                                                              ================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                BOUNCEBACKTECHNOLOGIES.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDING MARCH 31, 2000 AND 1999
                                   (unaudited)

                                                                                   2000                  1999
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                                                  (790,000)           (2,462,000)
Adjustments to reconcile loss to net cash
  Depreciation                                                                     12,000                34,000
  Reversal of deferred tax asset                                                                      2,000,000
  Gain on sale of joint venture                                                         -               (91,000)
  Discount upon conversion of convertible debentures                                    -                 5,000
  Loss on impairment of Palace receivable                                                                56,000
  Early extinguishment of subordinated debentures                                       -                     -
  Accretion of note receivable interest                                                 -                (2,000)
Change in Assets and Liabilities
  Account receivable                                                               47,000               (55,000)
  Inventories                                                                     (13,000)
  Prepaid expense                                                                (103,000)               97,000
  Other assets                                                                   (139,000)              242,000
  Accounts payable                                                                 91,000              (282,000)
  Accrued expense and other liabilities                                           (58,000)             (523,000)
                                                                    --------------------------------------------
Net Cash used in Operating Activities                                            (953,000)             (981,000)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                              (37,000)              (11,000)
  Proceeds from sale of joint venture                                                                    20,000
  Decrease (Increase) in due from related parties                                  41,000               (21,000)
                                                                    --------------------------------------------
Net cash provided by (used in) investing activities                                 4,000               (12,000)

CASH FLOW FROM FINANCING ACTIVITIES
  Issuance of debentures and draws on line of credit                                                     50,000
  Reduction of long-term debt                                                      (7,000)              (84,000)
                                                                    --------------------------------------------
Net cash provided by (used in) financing activities                                (7,000)              (34,000)

Cash provided by (used in)
  Discontinued Operations-Gaming                                                  (42,000)               59,000
                                                                    --------------------------------------------

Cash provided by
  Discontinued operations-entertainment                                          (217,000)              389,000
                                                                    --------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                           (1,215,000)             (579,000)

Cash and Cash Equivalents, at beginning of period                               1,254,000               656,000

Cash and Cash Equivalents, at end of period                                        39,000                77,000
                                                                    ============================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                BOUNCEBACKTECHNOLOGIES.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Business

BounceBackTechnologies.com, Inc. and Subsidiaries (the "Company") was formerly known as Casino Resource Corporation. The name change, effective January 4, 2000, reflects the Company's intent to focus on marketing, sales and business solutions to the Internet and e-commerce industries. It is the Company's intent to utilize its marketing and sales expertise by providing services to a new media marketplace which is experiencing strong growth. The Company's new ticker symbol for its common stock is "BBTC" and the stock is traded on the NASDAQ Bulletin Board.

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

BounceBackMedia.com, Inc., a Nevada corporation, will be headquartered in Fresno, California to take advantage of the technological innovations and skilled personnel available in the Silicon Valley. In addition to sales and marketing support services, the Company's corporate offices, located in Ocean Springs, Mississippi, will provide administrative and accounting support services to BounceBackMedia.com, Inc.

The Company entered into a letter of intent to purchase the assets of Go2Technologies, Inc., a company in the business of distributing CD-ROM technology on mini-CDs. To this date, no transaction is completed and the Company is still performing due diligence with respect to the acquisition.

On April 5, 2000, the Company announced that BounceBackMedia.com, Inc. began implementing its new business plan and marketing campaign with a focus on advertising agencies, multi-media houses and major retail suppliers. The Company's marketing strategy includes a direct mail campaign utilizing a demonstration CD card, which will link prospective clients to the Company's web site. It is anticipated that BounceBackMedia.com will also target industry specific trade publications and trade shows later in the next fiscal quarter.

As reported earlier, the Company accomplished the restructuring and elimination of a majority of its long-term debt during the first fiscal quarter.

Additionally, the Company implemented a plan to divest itself of its gaming segment, Casino Caraibe, located in Tunisia, North Africa and its entertainment segment including the Country Tonite Theatre in Branson, Missouri and its musical production company, Country Tonite Enterprises in Pigeon Forge, Tennessee. These business segments are reported as discontinued operations herein. On April 20, 2000 the Company granted a license to the owner/operator of the Pigeon Forge, Theatre venue, ("CTT, PF"). This license grants CTT,PF the rights to market, promote, produce and direct the Country Tonite Show within a 150 mile radius surrounding Pigeon Forge, Tennessee, excluding Nashville, Tennessee. CTT, PF agreed to pay $1.3 million for the licensing rights for a forty-year term. CTT, PF paid $900,000 in cash and will make eight annual payments of $50,000 per year beginning December 2000. The Company is continuing to actively discuss a potential sale or a long-term lease of Casino Caraibe with a third party. The Country Tonite Theatre Show in Branson, Missouri continues to be held out for sale.

The cash from the licensing agreement allows the Company to immediately intensify its marketing efforts of the new mini CD-ROM technology. The divestiture of its remaining segments held for sale should provide the long-term capital needed to continue the Company's efforts in its Internet and e-commerce endeavors.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited. However, this information reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the six-month and three-month periods ended March 31, 2000.

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

The results of operations for the six-month and three-month periods ending March 31, 2000 are not necessarily indicative of the results expected for the full fiscal year.

NOTE 1   Prepaid Expenses

As of March 31, 2000 prepaid expenses consist primarily of insurance payments, rent and other contractual payments. These payments will be recorded as expense or applied against outstanding obligations in the next quarter.

NOTE 2   Net Assets Held for Sale

Entertainment

In conjunction with the Company's decision to focus its business efforts on marketing and sales applications in the e-commerce industry, it has implemented a plan to divest itself of its entertainment segment. The entertainment segment is comprised of the Company's wholly owned subsidiaries, Country Tonite Enterprises, Inc., which was under contract to perform at the Country Tonite Theatre in Pigeon Forge, Tennessee, and CRC of Branson, Inc. which leases and operates the Country Tonite Theatre in Branson, Missouri.

On April 20, 2000, the Company granted a license to the owner/operator of the Country Tonite Theatre in Pigeon Forge, Tennessee, ("CTT, PF"). This license grants CTT, PF the rights to market, promote, produce and direct the Country
Tonite Show within a 150 mile radius surrounding Pigeon Forge, Tennessee, excluding Nashville, Tennessee. As a result, the Company's subsidiary Country Tonite Enterprises, Inc. will no longer perform at Pigeon Forge and the accompanying overhead costs are eliminated. In exchange for the rights granted under the licensing agreement, CTT, PF will pay an aggregate of $1,300,000 to the Company. The Company received $900,000 upon the execution of the agreement and will receive eight payments of $50,000 on an annual basis beginning December 31, 2000. The revenue from this licensing agreement will be recognized in the third quarter of fiscal 2000.

The remaining subsidiary, CRC of Branson, Inc. continues to be held for sale.

Assets and liabilities of the entertainment segment at March 31, 2000 and September 30, 1999 were as follows;

                              March 31,    September 30,
Current Assets               $  357,000     $  934,000
Fixed Assets                    714,000        762,000

Current Liabilities             375,000        651,000
                             ----------     ----------

Net assets held for sale     $  696,000     $1,045,000
                             ==========     ==========

Gaming

In addition to divesting itself of its entertainment segment, the Company has adopted a formal plan to sell or lease its 85% interest in CRC Tunisia, S.A. to Samara, the lessor of the Casino Caraibe property. The Company anticipates negotiations to be finalized by June 2000. The Company anticipates generating a gain on the proposed sale of this transaction in the event of a sale. A lease arrangement may provide the Company with monthly lease revenue. Upon the completion of either potential transaction, the Company would no longer incur overhead costs associated with the casino.

Assets and liabilities for the gaming segment at March 31, 2000 and September 30, 1999 were as follows:

                              March 31,    September 30,
Current Assets               $  904,000     $  694,000
Net Property & Equipment      1,291,000      1,584,000

Current Liabilities             800,000        807,000
                             ----------     ----------
Net assets held for sale     $1,395,000     $1,471,000
                             ==========     ==========


NOTE 3          Supplemental Disclosure of Cash Flow Information

Cash expended during the six months ended March 31, 2000 and 1999 for interest was $45,000 and $61,000, respectively.

NOTE 4   Long-Term Liabilities

The Company has restructured and eliminated a majority of its long-term debt during the first quarter of fiscal 2000.

Subordinated Convertible Debentures

The remaining balance of the $800,000, 13% subordinated convertible debenture as of September 30, 1999 in the amount of $121,325 was settled in full by a cash payment of $100,000 in October 1999. This transaction resulted in an extraordinary gain of $21,325, which was recognized during the three-month period ending December 31, 1999.

Long-Term Debt

On December 31, 1999, the Company and Roy Anderson Holding Corp agreed to amend and restate the 6%, $1,530,000 (face amount) debenture agreement which had an outstanding principal balance as of September 30, 1999 in the amount of $1,195,729. In connection with the transaction, Roy Anderson Holding Corp was granted an option to purchase 300,000 shares of the common stock of the Company at an exercise price of $0.17 per share. The remaining balance of the debenture, as of December 31, 1999, in the amount of $1,028,553 was separated into two debentures. The first debenture, in the amount of $342,655, is payable in monthly installments with simple interest fixed at 6% per annum. Monthly payments of $44,326 begin in April 2000 with the last payment due in November 2000. The second debenture, in the amount of $685,898, with simple interest fixed at 6% per annum is payable in one lump sum at its maturity on December 31, 2002. The second debenture provides for mandatory prepayments if certain conditions arise. These most notably relate to the Company's completion of the sale of its discontinued operations, sale or other disposition of its existing business or assets, collection of any proceeds from litigation or any payments from the Lakes Gaming agreement. Currently, 1,100,000 shares of the Company's common stock are held in escrow as collateral. Upon the Company's satisfaction in full of all outstanding amounts due under these debentures, the common stock held in escrow will be cancelled.

On April 28, 2000, the Company received a Notice of Election from Roy Anderson Holding Corp of its intent to exercise its option for the purchase of the 300,000 shares described above. This transaction is anticipated to close on May 30, 2000.

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

The Company has a revolving line of credit in the amount of $200,000 guaranteed by Mr. Pilger personally. As of March 31, 2000, the Company had no draws or outstanding balance under this line of credit.

The Company's subsidiary, BounceBackMedia.com, Inc. entered into a non-interest bearing note payable in the amount of $65,000 to the principals of Raw Data, Inc. as part of Raw Data's acquisition. The note becomes payable within 30 days if BounceBackMedia.com, Inc., has achieved a prescribed cumulative revenue threshold within two years of the acquisition.

NOTE 5   Deferred Revenue
During 1999, the Company received a $2 million cash down payment as a result of its Revised Conditional Release Agreement and Termination Agreement with Lakes Gaming. The terms of the agreement calls for the payment of up to $16.1 million, including the cash down payment mentioned above. The $2 million cash down payment is recorded as deferred revenue until such time as a casino is opened in Michigan by the Pokagon Band of Potawatomi Indians (the "Pokagons"). The balance of $14.1 million is payable if certain events occur relative to the location of the Tribe's casino, the actual fact that the casino does open, that Lakes Gaming is the manager when the casino opens, and Lakes Gaming continues to manage the casino during the five year term of the management agreement with the Pokagons, other than a buy-out by the Pokagons of the remainder of Lakes Gaming management term. The remaining balance of $2.5 million is due only if the Pokagons build a casino in Indiana and Lakes Gaming is the manager. The agreement also calls for the Company to repay the $2 million cash down payment if after five years there is no casino open in either Michigan or Indiana.

Note 6 Deferred Tax Asset

Included in the results of operations for the six month period ending March 31, 1999, is the reversal of a deferred tax asset in the amount of $2,000,000 and recorded as income tax expense. The deferred tax asset was originally recorded in fiscal 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain factors which have affected the Company's financial position and operating results during the period included in the accompanying condensed consolidated financial statements.

SIX MONTHS ENDED MARCH 31, 2000  COMPARED TO SIX  MONTHS ENDED MARCH 31, 1999.

Continuing Operations-BounceBackMedia.com, Inc.

BounceBackMedia.com, Inc. commenced operations in January 2000. Revenues through the six month period ended March 31, 2000 were $37,000. Costs and expenses incurred during this period totaled $153,000. These costs and expenses consisted primarily of cost of goods sold, wages, marketing and promotional expenses and office costs. Since, BounceBackMedia.com, Inc. was in a start-up mode, these expenses were incurred in advance of future revenues to be generated. A loss from operations of $116,000 was incurred for the period ended March 31, 2000.

No comparative results of operations are presented for the same period of the prior year.


General and Administrative Expenses

The Company's general and administrative expenses aggregated $1,243,000 for the six months ended March 31, 2000. This was an increase of $49,000 or 4.0%, from the $1,194,000 incurred in the same period in 1999. The increase was due primarily to increases in wages, legal fees and bad debt expense which was offset by decreases in a variety of expenses including professional fees, public relation costs and new venture costs.

Interest Expense

Interest expense totaled $45,000 for the six months ended March 31, 2000 compared to $61,000 for the same period in fiscal 1999. The reduction was primarily due to the refinancing and early extinguishment of debt.

Extraordinary Gain

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

Income Taxes

No federal income tax expense was recorded for the six months ended March 31, 2000. Income tax expense in the amount of $2,000,000 is recorded for the six months ended March 31, 1999 due to a reversal of a deferred tax asset originally recorded in fiscal 1998.

Discontinued Operations

Entertainment Segment
Operating results of the entertainment segment being held for sale, exclusive of corporate charges, for the six month periods ended March 31, 2000 and 1999 were as follows:

                  2000              1999
                  ----              ----
Revenues       $2,995,000     $3,183,000
Net Income     $  546,000     $  267,000
               ==========     ==========


Gaming Segment
Operating results of the gaming segment being held for sale, exclusive of corporate charges, for the six month periods ended March 31, 2000 and 1999 were as follows:

                 2000             1999
                 ----             ----
Revenues     $ 1,502,000      $ 1,141,000
Net Loss     $   (69,000)     $  (395,000)
             ===========      ===========



THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999.

Continuing Operations-BounceBackMedia.com, Inc.

BounceBackMedia.com, Inc. commenced operations in January 2000. Revenues during the three month period ended March 31, 2000 were $37,000. Costs and expenses incurred during this period totaled $153,000. These costs and expenses consisted primarily of cost of goods sold, wages, marketing and promotional expenses and office costs. Since, BounceBackMedia.com, Inc. was in a start-up mode these expenses were incurred in advance of future revenues to be generated. A loss from operations of $116,000 was incurred for the period ended March 31, 2000.

No comparative results of operations are presented for the same period of the prior year.


General and Administrative Expenses

The Company's general and administrative expenses aggregated $665,000 in the three months ended March 31, 2000. This was an increase of $119,000 or 21.8%, from the $546,000 incurred in the same period in 1999. The increase was due primarily to increases in wages and legal fees.

Interest Expense

Interest expense totaled $16,000 for the three months ended December 31, 1999 compared to $12,000 for the same period in fiscal 1999.

Income Taxes

No federal income tax expense was recorded for the three months ended March 31, 2000. Income tax expense in the amount of $2,000,000 is recorded for the three months ended March 31, 1999 due to a reversal of a deferred tax asset originally recorded in fiscal 1998.

Discontinued Operations

Entertainment Segment

The Country Tonite theatres in Branson, Missouri, and Pigeon Forge, Tennessee are closed January to mid-March 2000, which closings coincide with historical seasonal closings of similar theatres in Branson, Missouri, and Pigeon Forge, Tennessee.

Operating results of the entertainment segment being held for sale, exclusive of corporate charges, for the three month periods ended March 31, 2000 and 1999 were as follows:

                         2000           1999
Revenues              $ 546,000      $ 508,000
Net Income (Loss)     $(384,000)     $(595,000)
                      =========      =========

Gaming Segment
Operating results of the gaming segment being held for sale, exclusive of corporate charges, for the three month periods ended March 31, 2000 and 1999 were as follows:

                         2000          1999
Revenues              $ 839,000     $ 580,000
Net Income (Loss)     $  91,000     $ (55,000)
                      =========     =========


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased from $957,000 as of September 30, 1999 to $39,000 as of March 31, 2000. Cash and cash equivalents do not reflect any cash balances from the entertainment or gaming segments being held for sale. The cash balances of these segments as of March 31, 2000 are $123,000 and $344,000, respectively. Nor does the March 31, 2000 cash balance reflect the $900,000 payment received upon the execution of the licensing agreement between the Company and CTT, PF on April 20, 2000.

The Company anticipates using the proceeds from the licensing agreement and sale of its remaining discontinued operations to provide capital for its marketing and sales applications relative to mini-CD technology. BounceBackMedia.com will require a minimum amount of working capital through December 31, 2000 of $500,000. As of March 31, 2000, the Company has provided $231,000 in working capital to BounceBackMedia.com, Inc.

Under the Revised Conditional Release and Termination Agreement with Lakes Gaming, the Company could receive up to $16.1 million over the life of the management contract Lakes Gaming has with the Pokagon Band of Potawatomi Indians. A $2 million down payment was received in fiscal 1999. The agreement also calls for the Company to repay the $2 million cash down payment if after five years a Pokagon casino is not opened. The Company will not receive any further payments under the agreement until a Michigan or Indiana casino opens.

Until such time the remaining discontinued segments are sold, the Company anticipates that cash on hand and cash provided from the licensing agreement and future operations will be sufficient to meet the working capital and debt service requirements of its existing business for the next fiscal year. Also, the cash balances on hand for the entertainment and gaming segments held for sale are anticipated to be sufficient to meet the working capital and debt service requirements of those entities without additional working capital from continuing operations.

Capital expenditures by the Company were $54,000 for the six months ended March 31, 2000, compared to $14,000 for the same period in 1999. These expenditures were primarily due to year 2000 compliance issues and accounting software costs associated with a new computer system upgrade and start-up equipment purchases for BounceBackMedia.com, Inc.

SEASONALITY

The theatre operations of the discontinued entertainment segment are affected by seasonal factors. The Country Tonite Theatre in Branson, Missouri, was closed from mid-December 1999 through the first week of March 2000. The Country Tonite Theatre in Pigeon Forge, Tennessee, was closed from January 2, 2000 through mid-March 2000. These closings coincide with the historical closings of similar theatres in the Branson, Missouri, and Pigeon Forge, Tennessee areas.

The casino operations of the discontinued gaming segment are also subject to seasonal factors. Primarily the slow tourist season occurs from October through April each year.

IMPACT OF INFLATION
Management of the Company does not believe inflation has had any significant effect on the Company's financial condition or results of operations for the periods presented. However, an increase in the rate of inflation could adversely affect the Company's future operations and expansion plans.

FOREIGN CURRENCY TRANSACTIONS

The Company's transactions with respect to its discontinued gaming segment in Tunisia are in dinars. As such, there are risks that pertain to fluctuations in foreign exchange rates and potential restrictions or costs associated with the transfer of funds to the United States.

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

PRIVATE SECURITIES LITIGATION ACT OF 1995

All statements contained herein that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in travel patterns which could affect demand for the Company's theatres or casino; changes in development and operating costs, including labor, construction, land, equipment, and capital cost; general business and economic conditions; political unrest in Tunisia or the region; and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as to the date made.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In 1995, James Barnes and Prudence Barnes, two former officers of a subsidiary of the Company, brought suit in State District Court, Clark County, Nevada, against the Company in connection with their employment termination in June 1995. The Barnes have alleged the Company breached their contracts based on the termination of the Barnes employment; intentional misrepresentation; and breach of contract based on the untimely registration of their stock. No specific amount of damages has been claimed, however the plaintiffs have informally indicated that they would entertain a settlement offer between $250,000 and $350,000. A trial date has been rescheduled for May 2000. The Company intends to vigorously defend itself in this matter. The matter is still pending.

         On December 31, 1997, the Company's former chairman, Kevin Kean, defaulted on repaying $1,232,000 plus accrued interest due the Company. The Company filed suit against Mr. Kean which resulted in a settlement agreement (the "Settlement Agreement"). Under the Settlement Agreement, 220,000 Shares of Company stock were canceled along with the 150,000 Shares then pledged to the Company, at the market price of $1.19 per Share. Additionally, Mr. Kean executed a new promissory note in favor of the Company (the "Renewal Note"). The Renewal
Note in the amount of $1,196,885, bears interest at 7% per annum and matures on January 15, 2001. The Renewal Note was collateralized by Mr. Kean's 5% interest in the Company's Pokagon management fee. The Settlement Agreement also permitted that in the Company's sole discretion, and at any time prior to maturity, the Company could take the collateral as payment in full for the note. Further, under the terms of the Settlement Agreement: "in the event that the Company shall sell, assign or transfer its interest in the Pokagon Project, in whole or in part, to any other party, by way of sale, loan, settlement, fee or otherwise for consideration in an amount in excess of $1 million, Kean's obligation under the Renewal Note shall be fully discharged and satisfied and the Company shall mark the Renewal Note "Paid" and return it to Kean." In August 1999, the Company and Lakes Gaming entered into a Revised Conditional Release Agreement and Termination Agreement regarding the Pokagon Project pursuant to which the

Company received a $2 million cash down payment, which is subject to repayment if certain future events do not occur, and the Company may receive additional consideration if certain future events do occur. The Company has marked the Renewal Note "Paid" and returned it to Kean with the understanding that the obligations thereunder are now discharged.

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

The Company seeks a judgment against Monarch Casinos, Inc. and Willard Smith plus interest and attorneys fees for notes due and material breach of agreements; removal of Smith from the rental property and punitive damages. Mr. Willard Smith filed a counter claim on February 16, 1999, alleging breach of contract; breach of duty of fair dealing; tortuous interference with prospective business advantage; specific performance of contract to purchase real property and fraud. The Company plans to vigorously defend itself in this counterclaim and is asking the court to dismiss the matter. A trial date has been set for November 2000.

Norm D. Holm, and N.D. H. Inc., ("NDH"), a Minnesota corporation, brought suit in the Tenth Judicial District Court, county of Sherburne, Minnesota, against the Company on August 11, 1998. NDH alleges that the Company entered into an indemnification and hold harmless agreement to indemnify and hold NDH harmless from loss of claims, etc., incurred as a result of services provided to real property known as "Pintail Woods", which claim purportedly totals $158,000. These claims were brought before the American Arbitration Association ("AAA") in December 1992, which ruled that the arbitration was not appropriate at that time. On July 7, 1999, the Tenth Judicial District Court, county of Sherburne, Minnesota, ordered this matter submitted to arbitration. The matter was heard by an arbitrator on April 25, 2000 and the AAA has 30 days or until May 25, 2000 to render a determination on this matter.

The Company initiated suit against Mark McKinney and Mana Corporation, on March 12, 1999, in the Circuit Court of Benton County, Arkansas. The Company alleges that Mr. McKinney and Mana Corporation breached the terms of the Letter of Intent and the Extension Agreement dated December 4, 1998, by prematurely terminating the agreement before April 30, 1999, and failure to repay a short term loan made to Mark McKinney, personally. The Company seeks a judgment against Mark McKinney and Mana Corporation in the amount of $150,000 plus interest and attorney's fees. Due to the uncertainty of Mr. McKinney's ability to make payment, $75,000 of this receivable was reserved. In November 1999, Mana Corporation petitioned an Arkansas Court for reorganization under Chapter 11 of the Bankruptcy Code; therefore the balance of the receivable was reserved in November 1999. The Company received a judgment against Mark McKinney, personally in the amount of $165,000 in Benton County, Arkansas Circuit Court. On April 10, 2000 a writ of execution was forwarded to the Sheriff of Benton County to take into possession from Mark McKinney certain property with an equivalent value of $165,000.

On March 9, 2000, IGT brought suit in Circuit Court of Harrison County, Mississippi against the Company in connection with the final two payments due it under a slot machine purchase agreement. IGT alleges the Company defaulted on two invoices totaling $66,638 and seeks a judgment in that amount plus interest and attorney fees. The Company does not dispute the amount due IGT, but has withheld payment until IGT produces original invoices to CRC Tunisia, SA so that the Company may seek reimbursement from that subsidiary. The Company intends to vigorously defend itself in this matter.

Cunningham, Hamilton, Quiter, P.A. ("CHQ") filed suit in the Circuit Court of Jackson County, Mississippi alleging the Company and John J. Pilger defaulted on $40,000 in payments due for services rendered in 1994. The Circuit Court awarded CHQ $22,500 which was settled by the Company on March 28, 2000.





Item 2.  Exhibits and Reports on Form 8-K
a)       Exhibits

b) No current reports on Form 8-K have been filed during the six months ended March 31, 2000.

                                                    SIGNATURES
         In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

                                 BOUNCBACKTECHNOLOGIES.COM, INC.



Date: May 15, 2000               By:  s/  John J. Pilger
                                     -------------------
                                     John J. Pilger, President, CEO & CFO



Date: May 15, 2000               By: s/ Michael J. Wesaw
                                     -------------------
                                      Michael J. Wesaw, Financial Controller