Form 10QSB/A
period 2000-03-31
BOUNCEBACKTECHNOLOGIES COM INC
filed 2000-07-18
CIK 899778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10-QSB/A

                                 Amendment No. 2

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

Non-Compliance with Requirement for Timely Interim Review

The SEC adopted amendments to Item 310(b) of Regulation S-B, effective for fiscal quarters ending on or after March 31, 2000, which require that a company's interim financial statements be reviewed by an independent auditor prior to filing its form 10-QSB with the Commission. The Company's interim financial statements for the period ended March 31, 2000 have not been reviewed by the Company's independent auditor.

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

                                 BOUNCBACKTECHNOLOGIES.COM, INC.



Date: July 17, 2000             By:  s/  John J. Pilger
                                     -------------------
                                     John J. Pilger, President, CEO & CFO



Date: July 17, 2000             By: s/ Michael J. Wesaw
                                     -------------------
                                      Michael J. Wesaw, Financial Controller