Form 10QSB
period 2000-06-30
BOUNCEBACKTECHNOLOGIES COM INC
filed 2000-08-14
CIK 899778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB


                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

As of July 28, 2000, 12,461,508 Shares of Common Stock of the Company were outstanding.

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

                                                             AS OF JUNE 30, 2000 AND SEPTEMBER 30, 1999
                                                                June 30, 2000      September 30, 1999
Assets:
Current Assets:
  Cash and cash equivalents                                      $    244,000         $    957,000
  Accounts receivable - trade and other                               103,000              184,000
  Inventories                                                          24,000                   --
  Prepaid expenses                                                    213,000               70,000
  Net assets held for sale - gaming                                 1,351,000            1,471,000
  Net assets held for sale - entertainment                          1,105,000            1,045,000
                                                                 ---------------------------------
Total Current Assets                                                3,040,000            3,727,000

Property and Equipment, Net                                           327,000              279,000
                                                                 ---------------------------------

Noncurrent Assets
  Cost of assets held in excess of fair market value                  127,000                   --
  Notes and advances receivable-related parties,                           --                   --
     net of allowance for uncollectibles                              285,000              410,000
  Other assets - net                                                   24,000               74,000
                                                                 ---------------------------------
Total Noncurrent Assets                                               436,000              484,000

TOTAL ASSETS                                                     $  3,803,000         $  4,490,000
                                                                 =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                    374,000              275,000
  Subordinated convertible debentures                                      --              121,000
  Current maturities of long-term debt                                600,000              843,000
  Accrued expenses and other liabilities                              385,000              580,000
                                                                 ---------------------------------
Total Current Liabilities                                           1,359,000            1,819,000

Long-Term Liabilities
  Long-term debt, less current maturities                             751,000            1,424,000
  Deferred revenue                                                  2,000,000            2,000,000
                                                                 ---------------------------------
Total Long-Term Liabilities                                         2,751,000            3,424,000

Total Liabilities                                                   4,110,000            5,243,000

Stockholders' Equity
  Preferred stock, 8% cumulative; $.01 par value;
     authorized 5,000,000 shares; none issued
  Common stock, $.01 par value; authorized 30,000,000
     shares; 12,461,508 and 10,768,223 shares issued and
     outstanding as of 06/30/00 and 9/30/99, respectively             125,000              108,000
  Additional paid-in capital                                       23,118,000           22,950,000
  Deficit                                                         (23,550,000)         (23,811,000)
                                                                 ---------------------------------
Total Stockholders' (Deficit) Equity                                 (307,000)            (753,000)
                                                                 ---------------------------------

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY                         $  3,803,000         $  4,490,000
                                                                 ---------------------------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                BOUNCEBACKTECHNOLOGIES.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (unaudited)

                                                               2000               1999
                                                               ----               ----
REVENUE
  Continuing operations                                         95,000                  --

Cost and Expenses
  Continuing operations                                        427,000                  --
  General and administrative                                 1,985,000           2,010,000
  Other (income) expense                                        32,000             270,000
  Gain on sale of joint venture                                     --            (103,000)
                                                          --------------------------------
Total Cost and Expenses                                      2,444,000           2,177,000

Loss from continuing operations before taxes                (2,349,000)         (2,177,000)

Income tax expense                                                  --          (2,000,000)

Loss from continuing operations                             (2,349,000)         (4,177,000)

Income from discontinued operations - entertainment          2,294,000           1,237,000

Loss from discontinued operations-gaming                       (75,000)           (740,000)

Extraordinary gain on early extinquishment of                  391,000                  --
 debt & refinancing

Net Income (Loss)                                              261,000          (3,680,000)
==========================================================================================

Income (Loss) per Common Share
  Continuing operations                                          (0.22)              (0.40)
  Discontinued operations                                         0.20                0.05
  Extraordinary gain                                              0.04                  --
Net Income (Loss)                                                 0.02               (0.35)

Weighted Average Number of Common Shares
   Outstanding                                              10,799,639          10,537,188
                                                          ================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                BOUNCEBACKTECHNOLOGIES.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                FOR THE NINE MONTHS ENDING JUNE 30, 2000 AND 1999
                                   (unaudited)

                                                              2000                1999
                                                              ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                             (2,349,000)        (4,177,000)
Adjustments to reconcile loss to net cash
  Depreciation                                                  34,000             66,000
  Reversal of deferred tax asset                                    --          2,000,000
  Gain on sale of joint venture                                     --           (103,000)
  Discount upon conversion of convertible debentures           370,000             19,000
  Loss on Impairment of Palace note receivable                      --             56,000
  Early extinguishment of subordinated debentures               21,000                 --
  Accretion of note receivable interest                             --             (7,000)
Change in Assets and Liabilities
  Accounts receivable                                           71,000           (117,000)
  Inventories                                                  (24,000)                --
  Prepaid expense                                             (143,000)           (72,000)
  Other assets                                                 (50,000)           247,000
  Accounts payable                                              99,000            (75,000)
  Accrued expense and other liabilities                       (195,000)          (657,000)
                                                         --------------------------------
Net Cash used in Operating Activities                       (2,166,000)        (2,820,000)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                          (119,000)           (37,000)
  Proceeds from sale of joint venture                               --             20,000
  Decrease (Increase) in due from related parties              125,000              9,000
                                                         --------------------------------
Net cash provided by (used in) investing activities              6,000             (8,000)

CASH FLOW FROM FINANCING ACTIVITIES
  Issuance of debentures and draws on line of credit                --             50,000
  Reduction of long-term debt                                 (986,000)          (288,000)
                                                         --------------------------------
Net cash provided by (used in) financing activities           (986,000)          (238,000)

Cash provided by (used in)
  Discontinued Operations-Gaming                                45,000           (494,000)
                                                         --------------------------------

Cash provided by
  Discontinued operations-entertainment                      2,388,000          2,887,000
                                                         --------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents          (713,000)          (673,000)

Cash and Cash Equivalents, at beginning of period              957,000            761,000

Cash and Cash Equivalents, at end of period                    244,000             88,000
                                                         ================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                BOUNCEBACKTECHNOLOGIES.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (unaudited)

                                                                2000                1999
                                                                ----                ----
REVENUE
  Continuing Operations                                         58,000                  --

Cost and Expenses
  Continuing operations                                        274,000                  --
  General and administrative                                   742,000             711,000
  Other (income) expense                                         7,000             (22,000)
  Gain on sale of joint venture                                     --                  --
                                                         ---------------------------------
Total Cost and Expenses                                      1,023,000             689,000

Loss from continuing operations                               (965,000)           (689,000)

Income from discontinued operations - entertainment          1,748,000             626,000

Loss from discontinued operations-gaming                        (6,000)           (344,000)

Net Income (Loss)                                              777,000            (407,000)
==========================================================================================

Income (Loss)per Common Share
  Continuing operations                                          (0.09)              (0.07)
  Discontinued operations                                         0.16                0.03
Net Income (Loss)                                                 0.07               (0.04)

Weighted Average Number of Common Shares
   Outstanding                                              10,799,639          10,537,188
                                                         =================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                BOUNCEBACKTECHNOLOGIES.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDING JUNE 30, 2000 AND 1999
                                   (unaudited)

                                                               2000               1999
                                                               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                               (965,000)        (1,032,000)
Adjustments to reconcile loss to net cash
  Depreciation                                                  17,000             22,000
  Gain on sale of joint venture                                     --            (12,000)
  Early extinguishment of subordinated debentures                   --                 --
Change in Assets and Liabilities
  Account receivable                                           (59,000)          (131,000)
  Inventories                                                  (11,000)                --
  Prepaid expense                                              (39,000)          (121,000)
  Other assets                                                  39,000            105,000
  Accounts payable                                            (161,000)           151,000
  Accrued expense and other liabilities                         32,000             58,000
                                                          -------------------------------
Net Cash used in Operating Activities                       (1,147,000)          (960,000)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                           (65,000)           (23,000)
  Decrease (Increase) in due from related parties               43,000             41,000
                                                          -------------------------------
Net cash provided by (used in) investing activities            (22,000)            18,000

CASH FLOW FROM FINANCING ACTIVITIES
  Reduction of long-term debt                                 (157,000)          (141,000)
                                                          -------------------------------
Net cash provided by (used in) financing activities           (157,000)          (141,000)

Cash provided by (used in)
  Discontinued Operations-Gaming                                38,000           (160,000)
                                                          -------------------------------

Cash provided by
  Discontinued operations-entertainment                      1,493,000          1,254,000
                                                          -------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents           205,000             11,000

Cash and Cash Equivalents, at beginning of period               39,000             77,000

Cash and Cash Equivalents, at end of period                    244,000             88,000
                                                          ===============================

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

The Company entered into a letter of intent to purchase the assets of Go2Technologies, Inc., a company in the business of distributing CD-ROM technology on mini-CDs. After subsequent review and due diligence, the Company has determined not to complete a transaction for the acquisition of Go2Technologies, Inc. as the Company believes an acquisition is not necessary.

On April 5, 2000, the Company announced that BounceBackMedia.com, Inc. began implementing its new business plan and marketing campaign with a focus on advertising agencies, multi-media houses and major retail suppliers. The Company's marketing strategy includes a direct mail campaign utilizing a demonstration CD card, which will link prospective clients to the client companies' web site. It is anticipated that BounceBackMedia.com will also target industry specific trade publications and trade shows later in the next fiscal quarter.

As reported earlier, the Company accomplished the restructuring and elimination of a majority of its long-term debt during the first fiscal quarter.

Additionally, the Company implemented a strategy to divest itself of its gaming segment, Casino Caraibe, located in Tunisia, North Africa and its entertainment segment including the Country Tonite Theatre in Branson, Missouri and its musical production company, Country Tonite Enterprises in Pigeon Forge, Tennessee. These business segments are reported as discontinued operations herein.

On April 20, 2000 the Company granted a license to the owner/operator of the Pigeon Forge, Theatre venue, ("CTT, PF"). This license grants CTT,PF the rights to market, promote, produce and direct the Country Tonite Show within a 150 mile radius surrounding Pigeon Forge, Tennessee, excluding Nashville, Tennessee. CTT, PF agreed to pay $1.3 million for the licensing rights for a forty-year term. CTT, PF paid $900,000 in cash to BBTC and will make eight annual payments of $50,000 per year beginning December 2000.

The cash from the licensing agreement allows the Company to immediately intensify its marketing efforts of the new mini CD-ROM technology. The divestiture of its remaining segments held for sale should provide the long-term capital needed to continue the Company's efforts in its Internet and e-commerce endeavors.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited. However, this information reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the nine-month and three-month periods ended June 30, 2000.

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

The results of operations for the nine-month and three-month periods ending June 30, 2000 are not necessarily indicative of the results expected for the full fiscal year.

Non-Compliance with Requirement for Timely Interim Review

The SEC adopted amendments to Item 310(b) of Regulation S-B, effective for fiscal quarters ending on or after March 31, 2000, which require that a company's interim financial statements be reviewed by an independent auditor prior to filing its form 10-QSB with the Commission. The Company's interim financial statements for the period ended June 30, 2000 have not been reviewed by the Company's independent auditor due to their resignation effective July 25, 2000. A form 8-K filed by the Company on August 1, 2000, reporting the resignation, is herein incorporated by reference as an exhibit to this filing. The Company is in the process of selecting a new independent auditor. Once selected, the new independent auditor will review the Company's interim financial statements and any material changes, if any, will be reported in an amended form 10-QSB for the respective period, if necessary.

NOTE 1   Prepaid Expenses

As of June 30, 2000 prepaid expenses consist primarily of insurance payments, rent and other contractual payments. These payments will be recorded as expense or applied against outstanding obligations in the next quarter.

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

On April 20, 2000, the Company granted a license to the owner/operator of the Country Tonite Theatre in Pigeon Forge, Tennessee, ("CTT, PF"). This license grants CTT, PF the rights to market, promote, produce and direct the Country
Tonite Show within a 150 mile radius surrounding Pigeon Forge, Tennessee, excluding Nashville, Tennessee. As a result, the Company's subsidiary Country Tonite Enterprises, Inc. will no longer perform at Pigeon Forge and the accompanying overhead costs are eliminated. In exchange for the rights granted under the licensing agreement, CTT, PF will pay an aggregate of $1,300,000 to the Company. The Company received $900,000 upon the execution of the agreement and will receive eight payments of $50,000 on an annual basis beginning December 31, 2000. The revenue recognized from the licensing agreement during the three month period ended June 30, 2000 was $1,171,000.

The remaining subsidiary, CRC of Branson, Inc. continues to be held for sale.

Assets and liabilities of the entertainment segment at June 30, 2000 and September 30, 1999 were as follows;

                                      June 30,        September 30,
                                     ----------       -------------
     Current Assets                  $  667,000        $  934,000
     Fixed Assets                       647,000           762,000

     Current Liabilities                209,000           651,000
                                     ----------        ----------

     Net assets held for sale        $1,105,000        $1,045,000
                                     ==========        ==========

Gaming

In addition to divesting itself of its entertainment segment, the Company is reviewing its options relative to the sale or lease of its gaming operation in Tunisia, North Africa. Upon the completion of either potential transaction, the Company would no long incur overhead costs associated with the casino.

Assets and liabilities for the gaming segment at June 30, 2000 and September 30, 1999 were as follows:

                                      March 31,       September 30,
                                     ----------       -------------
     Current Assets                  $1,040,000        $  694,000
     Net Property & Equipment         1,156,000         1,584,000

     Current Liabilities                845,000           807,000
                                     ----------        ----------
     Net assets held for sale        $1,351,000        $1,471,000
                                     ==========        ==========


NOTE 3   Supplemental Disclosure of Cash Flow Information

Cash expended during the nine months ended June 30, 2000 and 1999 for interest was $61,000 and $89,000, respectively.

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

Long-Term Debt

On December 31, 1999, the Company and Roy Anderson Holding Corp agreed to amend and restate the 6%, $1,530,000 (face amount) debenture agreement which had an outstanding principal balance as of September 30, 1999 in the amount of $1,195,729. In connection with the transaction, Roy Anderson Holding Corp was granted an option to purchase 300,000 shares of the common stock of the Company at an exercise price of $0.17 per share. The option was exercised on May 30, 2000. The remaining balance of the debenture, as of December 31, 1999, in the amount of $1,028,553 was separated into two debentures. The first debenture, in the amount of $342,655, is payable in monthly installments with simple interest fixed at 6% per annum. Monthly payments of $44,326 begin in April 2000 with the last payment due in November 2000. The second debenture, in the amount of $685,898, with simple interest fixed at 6% per annum is payable in one lump sum at its maturity on

December 31, 2002. The second debenture provides for mandatory prepayments if certain conditions arise. These most notably relate to the Company's completion of the sale of its discontinued operations, sale or other disposition of its existing business or assets, collection of any proceeds from litigation or any payments from the Lakes Gaming agreement. Currently, 1,100,000 shares of the Company's common stock are held in escrow as collateral. Upon the Company's satisfaction in full of all outstanding amounts due under these debentures, the common stock held in escrow will be cancelled.

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

The Company has a revolving line of credit in the amount of $200,000 guaranteed by Mr. Pilger personally. As of June 30, 2000, the Company had no outstanding balance under this line of credit.

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

Note 6   Deferred Tax Asset

Included in the results of operations for the nine month period ending June 30, 1999, is the reversal of a deferred tax asset in the amount of $2,000,000 and recorded as income tax expense. The deferred tax asset was originally recorded in fiscal 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain factors which have affected the Company's financial position and operating results during the period included in the accompanying condensed consolidated financial statements.

NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO NINE  MONTHS ENDED JUNE 30, 1999.

Continuing Operations-BounceBackMedia.com, Inc.

BounceBackMedia.com, Inc. commenced operations in January 2000. Revenues through the nine month period ended June 30, 2000 were $95,000. Costs and expenses incurred during this period totaled $427,000. These costs and expenses consisted primarily of cost of goods sold, wages, marketing and promotional expenses and office costs. Since, BounceBackMedia.com, Inc. was in a start-up mode, certain expenses were incurred in advance of future revenues to be generated. A loss from operations of $332,000 was incurred for the nine month period ended June 30, 2000.

No comparative results of operations are presented for the same period of the prior year.

General and Administrative Expenses

The Company's general and administrative expenses aggregated $1,985,000 for the nine months ended June 30, 2000. This was a decrease of $25,000 or 1.0%, from the $2,010,000 incurred in the same period in 1999. The decrease is due primarily to a reduction in a variety of expenses most notably professional fees, public relation costs and new venture costs which were offset by increases in legal costs and bad debt expense.

Interest Expense

Interest  expense  totaled  $61,000  for the nine  months  ended  June 30,  2000 compared to $89,000 for the same period in fiscal 1999. The reduction was primarily due to the refinancing and early extinguishment of debt.

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

Income Taxes

No federal income tax expense was recorded for the nine months ended June 30, 2000. Income tax expense in the amount of $2,000,000 is recorded for the nine months ended June 30, 1999 due to a reversal of a deferred tax asset originally recorded in fiscal 1998.

Discontinued Operations

Entertainment Segment
Operating results of the entertainment segment, exclusive of corporate charges, for the nine month periods ended June 30, 2000 and 1999 were as follows:

                          2000              1999
                          ----              ----
     Revenues          $5,957,000        $5,225,000
     Net Income        $2,294,000        $1,237,000
                       ==========        ==========

Included in the operating results of the discontinued entertainment segment is the revenue recognized for the licensing agreement entered into on April 28, 2000. The revenue recognized as a result of this transaction was $1,171,000.

Gaming Segment
Operating results of the gaming segment, exclusive of corporate charges, for the nine month period ended June 30, 2000 and 1999 were as follows:

                         2000                1999
                         ----                ----
     Revenues        $ 2,176,000         $ 1,959,000
     Net Loss        $   (75,000)        $  (740,000)
                     ===========         ===========

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

Continuing Operations-BounceBackMedia.com, Inc.

BounceBackMedia.com, Inc. commenced operations in January 2000. Revenues during the three month period ended June 30, 2000 were $58,000. Costs and expenses incurred during this period totaled $274,000. These costs and expenses consisted primarily of cost of goods sold, wages, marketing and promotional expenses and office costs. Since, BounceBackMedia.com, Inc. was in a start-up mode these expenses were incurred in advance of future revenues to be generated. A loss from operations of $216,000 was incurred for the period ended June 30, 2000.

No comparative results of operations are presented for the same period of the prior year.

General and Administrative Expenses

The Company's general and administrative expenses aggregated $742,000 in the three months ended June 30, 2000. This was an increase of $31,000 or 4.4%, from the $711,000 incurred in the same period in 1999. The increase was due primarily to increases in legal costs.

Interest Expense

Interest expense totaled $15,000 for the three months ended June 30, 2000 compared to $28,000 for the same period in fiscal 1999. The reduction was due to the refinancing and early extinguishment of debt.

Income Taxes

No federal income tax expense was recorded for the three months ended June 30, 2000 and 1999.

Discontinued Operations

Entertainment Segment

Operating results of the entertainment segment, exclusive of corporate charges, for the three month periods ended June 30, 2000 and 1999 were as follows:

                          2000              1999
                          ----              ----
     Revenues          $2,962,000        $2,042,000
     Net Income        $1,748,000        $  970,000
                       ==========        ==========

Included in the operating results of the discontinued entertainment segment is the revenue recognized for the licensing agreement entered into on April 28, 2000. The revenue recognized as a result of this transaction was $1,171,000.

Gaming Segment

Operating results of the gaming segment being held for sale, exclusive of corporate charges, for the three month periods ended June 30, 2000 and 1999 were as follows:

                        2000              1999
                        ----              ----
     Revenues        $ 712,000         $ 818,000
     Net Loss        $  (6,000)        $(344,000)
                     =========         =========


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased from $957,000 as of September 30, 1999 to $244,000 as of June 30, 2000. Cash and cash equivalents do not reflect any cash balances from the discontinued entertainment or gaming segments.

The Company anticipates using the proceeds from the licensing agreement and sale of its remaining discontinued operations to provide capital for its marketing and sales applications relative to mini-CD technology. As of June 30, 2000, the Company has provided $523,000 in working capital to BounceBackMedia.com, Inc.

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

The Company anticipates that cash on hand and cash provided from the licensing agreement and future operations will not be sufficient to meet the working capital and debt service requirements of its existing business for the next fiscal year. The Company anticipates that its cash requirements will be met by the sale or lease of its discontinued operations. However, there are no assurances that the timing of the sale or lease of these assets will be sufficient to meet the working capital required of the Company on a going forward basis. The Company is continuing to look at additional methods of raising capital to supply the short term working capital needs of the Company. However, there are no assurances that the Company will be successful in meeting those objectives.

Capital expenditures by the Company were $119,000 for the nine months ended June 30, 2000, compared to $14,000 for the same period in 1999. These expenditures were primarily due to year 2000 compliance issues and accounting software costs associated with a new computer system upgrade and start-up equipment purchases for BounceBackMedia.com, Inc.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In 1995, James Barnes and Prudence Barnes, two former officers of a subsidiary of the Company, brought suit in State District Court, Clark County, Nevada, against the Company in connection with their employment termination in June 1995. The Barnes have alleged the Company breached their contracts based on the termination of the Barnes employment; intentional misrepresentation; and breach of contract based on the untimely registration of their stock. No specific amount of damages has been claimed, however the plaintiffs have informally indicated that they would entertain a settlement offer between $250,000 and $350,000. On May 31, 2000, the Clark County, Nevada Court dismissed the Barnes' claims of intentional misrepresentation and breach of contract based on the untimely registration by the Company of the Barnes' stock but found in favor of the plaintiffs with respect to breach of the Barnes' employment contracts. The Court awarded the Barnes' the balance of wages under their employment agreement plus interest and certain attorney expenses, which total approximately $160,000. The Company maintains that it had the right to transfer the Barnes under the terms of their employment agreement and did not breach their contracts. Thus, the Company is weighing the financial merits of appealing the Court's decision versus settling with the Barnes.

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

The Company seeks a judgment against Monarch Casinos, Inc. and Willard Smith plus interest and attorneys fees for notes due and material breach of agreements; removal of Smith from the rental property and punitive damages. Mr. Willard Smith filed a counter claim on February 16, 1999, alleging breach of contract; breach of duty of fair dealing; tortuous interference with prospective business advantage; specific performance of contract to purchase real property and fraud. Additionally, Willard Smith filed a suit on July 10, 2000 against CEO, John J. Pilger, alleging he is the alter ego of CRC and as such liable for the acts of CRC including breach of contract; breach of duty of good faith and fair dealing; tortuous interference with prospective business advantage; breach of contract to purchase real property and fraudulent inducement. The Company and Mr. Pilger each plan to vigorously defend themselves in these counterclaim and are asking the court to dismiss the matter. A trial date has been set for November 2000.

Norm D. Holm, and N.D. H. Inc., ("NDH"), a Minnesota corporation, brought suit in the Tenth Judicial District Court, county of Sherburne, Minnesota, against the Company on August 11, 1998. NDH alleges that the Company entered into an indemnification and hold harmless agreement to indemnify and hold NDH harmless from loss of claims, etc., incurred as a result of services provided to real property known as "Pintail Woods", which claim purportedly totals $158,000. These claims were brought before the American Arbitration Association ("AAA") in December 1992, which ruled that the arbitration was not appropriate at that time. On July 7, 1999, the Tenth Judicial District Court, county of Sherburne, Minnesota, ordered this matter submitted to arbitration. The matter was heard by an arbitrator on April 25, 2000. NDH submitted claims against BBTC during arbitration totaling $177,034.69 plus $80,000 for alleged lost equity in a parcel of land. On June 2, 2000 the AAA ruled that BBTC was liable to NDH under a previous indemnification agreement for the amount of $23,775.25, which shall bear interest of 6% per annum from June 2, 2000 until paid.

The Company initiated suit against Mark McKinney and Mana Corporation, on March 12, 1999, in the Circuit Court of Benton County, Arkansas. The Company alleges that Mr. McKinney and Mana Corporation breached the terms of the Letter of Intent and the Extension Agreement dated December 4, 1998, by prematurely terminating the agreement before April 30, 1999, and failure to repay a short term loan made to Mark McKinney, personally. The Company seeks a judgment against Mark McKinney and Mana Corporation in the amount of $150,000 plus interest and attorney's fees. Due to the uncertainty of Mr. McKinney's ability to make payment, $75,000 of this receivable was reserved. In November 1999, Mana Corporation petitioned an Arkansas Court for reorganization under Chapter 11 of the Bankruptcy Code; therefore the balance of the receivable was reserved in November 1999. The Company received a judgment against Mark McKinney, personally in the amount of $165,000 in Benton County, Arkansas Circuit Court. On April 10, 2000 a writ of execution was forwarded to the Sheriff of Benton County to take into possession from Mark

McKinney certain property with an equivalent value of $165,000. On June 7, 2000, Mark McKinney, personally, petitioned the Western District, Arkansas Court for protection under Chapter 13 of the Bankruptcy Code.

On March 9, 2000, IGT brought suit in Circuit Court of Harrison County, Mississippi against the Company in connection with the final two payments due it under a slot machine purchase agreement. IGT alleges the Company defaulted on two invoices totaling $66,638 and seeks a judgment in that amount plus interest and attorney fees. The Company does not dispute the amount due IGT, but has withheld payment until IGT produces original invoices to CRC Tunisia, SA so that the Company may seek reimbursement from that subsidiary. IGT has requested IGT Europe supply CRC of Tunisia with original invoices. As this is an open issue, both parties have agreed to extend the timeline for discovery in the hopes of settling this matter.

Cunningham, Hamilton, Quiter, P.A. ("CHQ") filed suit in the Circuit Court of Jackson County, Mississippi alleging the Company and John J. Pilger defaulted on $40,000 in payments due for services rendered in 1994. The Circuit Court awarded CHQ $22,500 which was settled by the Company on March 28, 2000.





Item 2.  Exhibits and Reports on Form 8-K

     a)   Exhibits

     b) From 8-K, filed on August 1, 2000, reporting independent auditor resignation is incorporated herein by reference.

                                   SIGNATURES
         In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

                                     BOUNCBACKTECHNOLOGIES.COM, INC.



Date: August 14, 2000                By: s/ John J. Pilger
                                         -------------------------------------
                                         John J. Pilger, President, CEO & CFO



Date: August 14, 2000                By: s/ Michael J. Wesaw
                                         -------------------------------------
                                         Michael J. Wesaw, Financial Controller