Form 10KSB40
period 2000-09-30
BOUNCEBACKTECHNOLOGIES COM INC
filed 2001-01-16
CIK 899778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                  For the fiscal year ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-22242

                        BOUNCEBACK TECHNOLOGIES.COM, INC.
               (Name of the Small Business Issuer in its Charter)

             MINNESOTA                                      41-0950482
             ---------                                      ----------
      (State or Jurisdiction of                         (I.R.S. Employer
      Incorporation or Organization)                    Identification No.)

                             707 Bienville Boulevard
                        Ocean Springs, Mississippi 39564
                        --------------------------------
                    (Address of Principal Executive Offices)

                    Issuer's telephone number (228) 872-5558
                                              --------------

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

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

     The Company's revenues for the fiscal year ended September 30, 2000 were $537,213.

     As of December 29, 2000, 11,361,258 shares of Common Stock were outstanding, and the aggregate market value of such Common Stock (based upon the last reported sale price on the OTCBB), excluding outstanding shares beneficially owned by affiliates, was approximately $1,331,550.

     Transitional Small Business  Disclosure Format (Check one): Yes    ; No X
                                                                    ---     ---

--------------------------------------------------------------------------------

                                     PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

Recent Developments
         Effective November 21, 2000, the Company entered into a letter of intent with On Stage Entertainment, Inc. ("On Stage") to sell the Company's assets relating to the Country Tonite Theatre in Branson, Missouri, and the Country Tonite production show, for $3.8 million. The sale does not include the licensing agreement with Country Tonite Theatre, Pigeon Forge, Tennessee. On Stage has placed a $100,000 non-refundable deposit in escrow, in anticipation of closing the transaction on or about January 31, 2001, subject to completion of On Stage's due diligence and subject to On Stage obtaining acceptable financing of the purchase price. The Company and On Stage expect to execute a purchase agreement which calls for On Stage to pay $350,000 in cash at closing, $650,000 by no later than February 15, 2001 and the balance of $2.8 million payable by the drawing of a 7% interest bearing note due not later than July 31, 2001.

Historical Developments
         BounceBack Technologies.com, Inc. (together with its subsidiaries the "Company") was formerly known as Casino Resource Corporation. The name change, effective January 1, 2000, reflects the Company's intent to focus on marketing, sales and business solutions to the Internet and e-commerce industries. It is the Company's intent to utilize its marketing and sales expertise by providing services to a new media marketplace which is experiencing strong growth. The Company's new ticker symbol for its common stock is "BBTC" and the stock is traded on the NASD OTCBB.

         To strengthen its position and bolster its efforts in penetrating the e-commerce industry, the Company acquired all of the assets of Raw Data, Inc., on December 31, 1999. Raw Data, Inc., focused on the development, sales and distribution of e-commerce business solutions through direct advertising of mini-CD's used by consumers and businesses to link potential customers to web sites and e-commerce centers. Upon acquisition, the Company changed the name of its new subsidiary to BounceBackMedia.com, Inc.

         BounceBackMedia.com, Inc., a Nevada corporation, is headquartered in Fresno, California to take advantage of the technological innovations and skilled personnel available on the West Coast. In addition to sales and marketing support services, the Company's corporate offices, located in Ocean Springs, Mississippi, provides administrative and accounting support services to BounceBackMedia.com, Inc.

         As reported earlier, the Company accomplished the restructuring and elimination of a majority of its long-term debt during the first fiscal quarter.

         Additionally, the Company implemented, as previously reported, a strategy to divest itself of its gaming segment, Casino Caraibe, located in Tunisia, North Africa and its entertainment segment including the Country Tonite Theatre in Branson, Missouri and its musical production company, Country Tonite Enterprises in Pigeon Forge, Tennessee. Accordingly, these business segments are reported as discontinued operations herein.

         On April 20, 2000, the Company granted a license to the owner/operator of the Pigeon Forge Theatre venue (CTTPF) granting CTTPF the right, for a term of forty years, to market, promote, produce, and direct the Country Tonite Show within a 150 mile radius surrounding Pigeon Forge, Tennessee, excluding Nashville, Tennessee. CTTPF agreed to pay $1.3 million for the license. CTTPF paid $900,000 in cash to the Company and will make eight annual payments of $50,000 per year beginning December, 2000.

         The cash from the licensing agreement allowed the Company to immediately intensify its marketing efforts of the new mini CD-Rom technology. The divestiture of its remaining segments held for sale should provide the long-term capital needed to continue the Company's efforts in developing sales and business solutions for the internet and e-commerce industries.

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

         The Company entered the hospitality and entertainment industries by acquiring or developing four businesses. In March 1994, the Company purchased a musical production company, which staged an award-winning show at the Aladdin Hotel in Las Vegas, Nevada, which closed on November 15, 1997 with the closing of the Aladdin Hotel. Also in March 1994, the Company purchased its "Country Tonite Theatre" in Branson, Missouri. In May 1994, the Company completed construction and opened its 154 room hotel, the "Grand Hinckley Inn," on 7.5 acres of leased land in northern Minnesota adjacent to the Grand Casino Hinckley, an Indian gaming facility currently operated by the Mille Lacs Band of Ojebwe Indians. This facility was sold to the Mille Lacs Band of the Ojibwe Indians in June 1998. Also, in May 1994, the Company opened the Biloxi Star Theatre, a 1,900 seat deluxe theater in Biloxi, Mississippi, which was subsequently sold to Grand Casinos, Inc. in September 1994. In March 1997, a third venue for the Country Tonite Show opened in Pigeon Forge, Tennessee. CTT, LLC, formerly a joint venture between the Company and Burkhart Ventures, LLC, presents the Country Tonite Show in a 1,500-seat theater in Pigeon Forge, Tennessee. The Company was the operating manager and owned 60% of the joint venture. Effective December 31, 1998, the Company sold its 60% interest in CTT, LLC to its minority partner, Burkhart Ventures, LLC. The Company's Country Tonite show continued to perform under contract in the Pigeon Forge Theatre until April 20, 2000, when the Company granted CTT, LLC a license to perform the show for $1.3 million for a 40 year term. On October 18, 1997, the Company, through its subsidiary CRC of Tunisia, Inc., opened Casino Caraibe in a leased facility in Sousse, Tunisia, North Africa. The Company has decided to sell its interest in the Tunisian Casino and exit the gaming industry.

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

         The Company is not scheduled to receive any further payments until a Michigan or Indiana casino opens. Lakes Gaming anticipates the commencement of construction on a Michigan casino in 2001. However, there can be no assurances provided with respect to timing of completion of the casino as the proposed gaming site must be accepted into trust by the U.S. government before construction can begin.

Continuing Operations

BounceBackMedia.com, Inc. (Fresno, California)

         The Company acquired all of the assets of RawData Inc. a privately owned California company focused on the development, sales and distribution of e-commerce business solutions through direct advertising of mini CD's used by business and consumers to link potential customers to web sites and e-commerce centers. Upon acquisition December 31, 1999, the Company changed the name of its new 80% owned subsidiary to BounceBackMedia.com, Inc.

         BounceBackMedia.com, Inc. is a Nevada corporation headquartered in Fresno, California. In January 2000, the Company entered employment agreements with Roger Birks and Ricardo Gonzalez. Mr. Birks subsequently terminated his employment in November, 2000. Mr. Gonzalez is a graduate of the University of California, Berkley and received a Masters Degree in Interactive Computing and multi-media from Columbia University. Mr. Gonzalez is a specialist in multimedia design and software engineering and is currently acting as Chief Operating Officer of BounceBackMedia.com, Inc.

         Internet technology and the rapid growth in e-commerce business along with advances in CD-Rom technology are changing the fundamentals of business and the way businesses market their products and services. BounceBackMedia.com, Inc. is being developed to provide its products and services to multimedia houses, direct marketing companies, advertising agencies, and retail industries via mini CD-Roms and customized shaped CD-Roms. Additionally, the Company specializes in cutting edge multimedia content development.

         In order to facilitate the manufacturing process and reduce overall manufacturing costs, the Company purchased a DCD Mark 3 Compact Disc Shaping Machine and Dust Extraction Unit. The cutting machine is capable of re-shaping a standard 5-inch CD-Rom disc into virtually whatever shape a business or consumer desires. The Company has processed CD-Rom units or developed multimedia for several prominent companies such as AT&T, IBM, Mississippi Air National Guard, Monster.com, Charles Schwab and Sun Micro Systems. Due to the novelty and newness of the technology the Company has had to educate the market to the advantages and advancements in the technology. The majority of the CD-Rom unit orders received to date are part of research and development or testing of the CD-Rom product. Average quantity order sizes range from 1000 units to 10,000 units. The Company is working to develop larger re-orders as a result of successful initial individual customer testing. BounceBackMedia.com, Inc., is focusing on specific business applications of its mini CD-Rom products utilizing in-house templates and customized use of available software technology.

Discontinued Operations

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

         Branson, Missouri is a popular resort destination for country music lovers from across the nation. Branson is located at the intersection of U. S. Highway 76 and Interstate Highway 65, which connects Branson and Springfield, Missouri. Branson is located approximately 250 miles from St. Louis and 40 miles from Springfield. Branson's population is approximately 3,000. The city includes over 30 theaters featuring music stars such as Andy Williams, Bobby Vinton and the Osmond family and provides a wide range of family entertainment for all ages. In addition to approximately 22,500 hotel rooms, Branson offers diverse eating, shopping and recreational activities to its approximately 6.5 million annual visitors (according to the Branson Chamber of Commerce), most of whom visit between the months of March and December. Typical visitors to Branson include senior citizens participating in bus tours through Missouri. Families also comprise a large part of Branson's visitors during the summer months and are drawn to Branson not only by the country music, but also by the additional activities offered in the summer months by the many lakes in the Branson area and the Arkansas Ozarks, another popular tourist destination area only 50 miles from Branson.

         The Theatre attracts "walk-up" patrons, both through local media advertising and "word-of-mouth," and markets to pre-arranged bus tours. The large number of competing theaters and the number of shows could attract ticket buyers away from the Company's theatre. Also, other area tourist attractions could limit the growth or even decrease ticket sales. In addition, other geographic areas are currently actively seeking to increase their tourist bases, which could, at some point, negatively affect the number of annual visitors to Branson. The Country Tonite Show, although having won major awards, could provide the format to a similar show developed by a competing theatre with possible adverse consequences to the Company. In October 1999, the Country Tonite Theatre received the Branson 1999 Show of the Year Award.

         CRC of Branson was indebted to Ahab of the Ozarks ("Ahab"), the mortgage holder of the Country Tonite Theatre, in the principal amount of $7 million. This obligation matured October 1, 1999. in September of 1999, the Company entered into an agreement, which was finalized in October 1999 with Ahab whereby the Theatre asset (with an appraisal value of approximately $7 million) was transferred to Ahab and the Company's $7 million mortgage obligation to Ahab was canceled. In addition, Ahab entered into a two-year triple net lease with CRC of Branson, guaranteed by the Company, for a rental payment of $70,000 per month. CRC of Branson has five one-year options to renew the lease at that rent, plus a cost of living index increase not to exceed 3% per year. The Company has agreed to make approximately $100,000 in capital improvements to the Theatre, which were completed by June 1, 2000. The Company has negotiated an option to purchase the Theatre from Ahab of the Ozarks for $6.5 million through the period ending September 30, 2001 and has a right of first refusal during the period ending September 30, 2004. The transaction required the Company to recognize a loss of $536,000 in its 1999 Income Statement. The transaction, however, removed $7 million in debt and $6.5 million in assets from the Company's balance sheet and reduced its monthly cash flow obligation by approximately $5,000.

         The Company entered a letter of intent with On Stage Entertainment, Inc., a publicly traded (NASD OTCBB: "ONST") Nevada corporation on November 21, 2000, to sell the assets of CRC of Branson, Inc., relating to the Country Tonite Theatre in Branson, Missouri and the Country Tonite Production Show. The parties intend to close the proposed transaction on or about January 31, 2001.

Country Tonite Theatre - Pigeon Forge

         CRC of Tennessee, Inc. ("CRCT"), a wholly owned subsidiary of the Company and Burkhart Ventures, LLC formed a joint venture, CTT, LLC, to present the Country Tonite Show in a 1,500-seat theatre located in Pigeon Forge, Tennessee, which opened on March 21, 1997. CRCT owned 60% of the joint venture and managed the theater. The Company and Burkhart Ventures, LLC, entered into an agreement, which terminated the Company's 60% ownership of CTT, LLC effective December 31, 1998 for a purchase price of $20,000 (the "Purchase Price"). The Purchase Price was payable on September 30, 1999, subject to ticket sales at the Theatre between January 1, 1999 and September 30, 1999 increasing 10% over the comparable period for 1998 or the Purchase Price would be discounted to $10,000. As of September 30, 1999, average ticket sales were 13% higher than ticket sales for the same period 1998. Therefore, the Company received $20,000 on October 6, 1999 as payment in full for its 60% interest in CTT, LLC. Termination of the Company's 60% Joint Venture interest with CTT, LLC has reduced the Company's net out-of-pocket expenditures by $337,000 for the nine month period in 1999 versus the same period in 1998 related to the Company's 60% contribution to fund CTT, LLC operating losses. Further, under the terms of the Agreement, the Company manages CTT, LLC for a fee of $2,000 per week in season and $1,000 per week during the off season for the period January 1, 1999 through December 31, 1999. The Company has had no vested ownership interest in or financial obligation to CTT, LLC after December 31, 1998. Burkhart Ventures, LLC, representing 100% of the interest of CTT, LLC as of January 1, 1999, contracted with CTE to produce shows for the 1999 calendar season for a fee of $36,750 per 12 show week. Burkhart Ventures, LLC, gave notice to CTE that it wished to extend the contact term for the 2000 show season, which began March 10, 2000 at a contract rate of $34,600 per week. On April 20, 2000, the Company entered a license agreement with the owner/operator of CTTPF, Tennessee. The license grants CTTPF the right for a forty year term to market, promote and direct the Country Tonite show within a 150 mile radius surrounding Pigeon Forge, Tennessee, excluding Nashville, Tennessee. CTTPF paid $1.3 million for the license. CTTPF paid $900,000 in cash and will make payments of $50,000 per year for eight years beginning December, 2000.

Tunisia Casino

         The Company, through its subsidiary, CRC of Tunisie, S.A., leases and operates a casino and 500-seat theatre in Sousse, Tunisia, North Africa. The 42,000 square foot casino resort, which opened October 18, 1997, has over 10,000 square feet of gaming space with approximately 281 slot machines and 21 table games. CRC of Tunisia also operates a gourmet restaurant, gift shop and additional food and bar service on the property.

         The entertainment complex and casino is a freestanding building, which is located on a triangular piece of property in front of the 425-room Hotel Samara, one of three hotels that Samara controls in Sousse. The two other hotels have 125 and 275 rooms, respectively. The site is located on the main street of Sousse in the heart of the tourist center and directly off the beach. The site is approximately 1.5 acres in size. The casino was the first of its kind in the city of Sousse. Approximately 120 days ago, the Stardust Casino opened approximately three miles from Casino Caraibe. While the Stardust Casino is smaller than Casino Caraibe, it does offer some competition. Additionally, two other casinos are open in other Tunisian municipalities at distances of approximately fifty to three hundred miles from Sousse.

         The Republic of Tunisia is a small country in the most northern part of North Africa and is bordered on the north and east by the Mediterranean Sea, on the southeast by Libya, and on the west by Algeria. It is approximately 62,608 square miles in size or relatively the same size as Illinois. Tunisia is a destination resort area frequented by Europeans and known for its beaches. The city of Sousse borders the Mediterranean. Casinos are a recent attraction for the tourist trade in Tunisia.

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

         The Company is desirous of selling its casino operation in Tunisia, N.A. Accordingly, the Tunisian operation is reported on the financial statements of the Company as a "discontinued operation."

Regulation and Licensing of Gaming Activity

         The ownership and operation of casinos in the U.S., Tunisia and other gaming jurisdictions is highly regulated. The Company obtained its operating and gaming license in Tunisia and opened the casino on October 18, 1997. The Company was required to renew its gaming license this October, 2000. The Company has received notice that the Tunisian government has agreed to extend Casino Caraibe's gaming license for a three-year period.

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

Employees

         At September 30, 2000, the Company had 10 employees at its headquarters in Ocean Springs, Mississippi; 7 employees at its Fresno, California BounceBackMedia.com, Inc., office; 105 employees at the Country Tonite Theatre in Branson, Missouri (reduced to approximately 6 employees during the off season); and 100 employees in Sousse, Tunisia. The entertainers are contracted for the subsequent season between December and February each year.

         The Company maintains an employment agreement with its CEO. See Item 10, "Executive Compensation." None of the Company's employees are represented by a union, and management considers its labor relations to be good.

ITEM 2. PROPERTIES

         The Company's leased properties include principally: the Country Tonite Theatre in Branson, Missouri; the casino and theatre complex in Sousse, Tunisia, the Company's executive office in Ocean Springs, Mississippi; BounceBackMedia.com office in Fresno, California, and a residential property in Ocean Springs, Mississippi.

         The 2,000-seat Country Tonite Theatre in Branson, Missouri is leased by CRC of Branson for an initial two year triple net lease, guaranteed by the Company, for rental of $70,000 per month until September 30, 2001, and the Company has five one-year options to renew the lease at that rent, plus a cost of living index increase, not to exceed three percent (3%) per year. The Company has an option to purchase the theatre for $6.5 million through the period ending September 30, 2001 and has a right of first refusal through the period ending September 30, 2004.

         The Company leases pursuant to a 2 year lease, an office in Fresno, California at a cost of $30,000 annually for its subsidiary BounceBackMedia.com, Inc.

         The Company leases pursuant to a five-year lease, expiring in 2002, executive office space in Ocean Springs, Mississippi at a rate of $67,500 per annum.

         The 42,000 square foot casino resort in Tunisia is leased pursuant to a revised lease agreement (with two, three-year renewal options) dated June 6, 2000. The revised lease agreement provides for an adjusted annual base rent of 480,000 dinars, which is approximately $400,000 US at the current exchange rate, plus value added taxes. In addition, a scaled variable rental fee is incurred when gross gaming revenues exceed 125,000 dinars monthly. The Company also pays rent on the Casino Theatre at the rate of 10% of theatre revenue with a minimum payment due of one dinar (currently worth approximately $.85 US) per paying customer.

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

ITEM 3. LEGAL PROCEEDINGS

         In 1995, James Barnes and Prudence Barnes, two former officers of a subsidiary of the Company, brought suit in State District Court, Clark County, Nevada, against the Company in connection with their employment termination in June 1995. The Barnes have alleged the Company breached their contracts based on the termination of the Barnes employment; intentional misrepresentation; and breach of contract based on the untimely registration of their stock. No specific amount of damages has been claimed. On May 31, 2000, the Clark County, Nevada Court dismissed the Barnes' claims of intentional misrepresentation and breach of contract based on the untimely registration by the Company of the Barnes' stock but found in favor of the plaintiffs with respect to breach of the Barnes' employment contracts. The Court awarded the Barnes the balance of wages under their employment agreements plus interest and certain attorney expenses, which total $185,000. The judgment was paid with respect to this matter and the claims Barnes asserted with respect to the matter are now fully and finally resolved.

         On December 31, 1997, the Company's former chairman, Kevin Kean, defaulted on repaying $1,232,000 plus accrued interest due the Company. The Company filed suit against Mr. Kean which resulted in a settlement agreement (the "Settlement Agreement"). Under the Settlement Agreement, 220,000 shares of Company stock were canceled along with the 150,000 shares then pledged to the Company, at the market price of $1.19 per share. Additionally, Mr. Kean executed a new promissory note in favor of the Company (the "Renewal Note"). The Renewal Note was in the amount of $1,196,885, and was to mature on January 15, 2001. The Renewal Note was collateralized by Mr. Kean's 5% interest in the Company's
Pokagon management fee. The Settlement Agreement also permitted that in the Company's sole discretion, and at any time prior to maturity, the Company could take the collateral as payment in full for the note. Further, under the terms of the Settlement Agreement: "in the event that the Company shall sell, assign or transfer its interest in the Pokagon Project, in whole or in part, to any other party, by way of sale, loan, settlement, fee or otherwise for consideration in an amount in excess of $1 million, Kean's obligation under the Renewal Note shall be fully discharged and satisfied and the Company shall mark the Renewal Note "Paid" and return it to Kean." In August 1999, the Company and Lakes Gaming entered into a Revised Conditional Release Agreement and Termination Agreement regarding the Pokagon Project pursuant to which the Company received a $2 million cash advance, which is subject to repayment if certain future events do not occur. The Company marked the Renewal Note "Paid" after offsetting any fee due Mr. Kean under the Pokagon Management Agreement and returned it to Kean with the understanding that the obligations thereunder are now discharged.

         The Company initiated a civil suit against Harrah's on September 4, 1998 in United States District Court for District of Minnesota. The Company alleges that Harrah's breached the Technical Assistance and Consulting Agreement and tortuously interfered with the Company's contractual and prospective economic advantage associated with the Pokagon Band of Potawatomi Indians' Management Agreement. The suit further alleges that Harrah's withheld vital business information from the Company. The trial court dismissed the case on May 24, 1999 for lack of jurisdiction stating that the Company's claims were preempted by the Indian Gaming Regulatory Act. Accordingly, the court held that the Company's claims could not be heard in Federal Court. The Company asserts that it has the right to resolve the dispute with Harrah's in some forum and the trial court erred by dismissing the Company's complaint without granting the Company leave to file an amended complaint which would include a claim for an accounting and damages under the Uniform Partnership Act. the Company plans to vigorously pursue the claim and seeks a judgment against Harrah's plus interest and legal fees.

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

         Mr. Willard Smith filed a counter claim on February 16, 1999, alleging breach of contract; breach of duty of fair dealing; tortuous interference with prospective business advantage; specific performance of contract to purchase real property and fraud. Additionally, Willard Smith filed a suit on July 10, 2000, against the Company's CEO, John J. Pilger, alleging he is the alter ego of CRC and as such liable for the acts of CRC including breach of contract; breach of duty of good faith and fair dealing; tortuous interference with prospective business advantage; breach of contract to purchase real property, and fraudulent inducement. The Company and Mr. Pilger each plan to vigorously defend themselves against the alleged counterclaims and are asking the court to dismiss the matter. A trial date has been set for April, 2001.

         The Company initiated suit against Mark McKinney and Mana Corporation, on March 12, 1999, in the Circuit Court of Benton County, Arkansas. The Company alleges that Mr. McKinney and Mana Corporation breached the terms of the Letter of Intent and the Extension Agreement dated December 4, 1998, by prematurely terminating the agreement before April 30, 1999, and failure to repay a short term loan made to Mark McKinney, personally. The Company sought a judgment against Mark McKinney and Mana Corporation in the amount of $150,000 plus interest and attorney's fees. Due to the uncertainty of Mr. McKinney's ability to make payment, $75,000 of this receivable was reserved. In November 1999, Mana Corporation petitioned an Arkansas Court for reorganization under Chapter 11 of the Bankruptcy Code; therefore the balance of the receivable was reserved in November 1999. The Company received a judgment against Mark McKinney, personally in the amount of $165,000 in Benton County, Arkansas Circuit Court. On April 10, 2000, Mark McKinney, personally, petitioned the Western District, Arkansas Court for protection under Chapter 13 of the Bankruptcy Code.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2000.


--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS
Market Information
         The Company's common stock (symbol "CSNR") and its Class A warrants (symbol "CSNRW") were formerly traded on the NASDAQ National Market System. On May 24, 1999, the Company was notified by NASD that the Company had not met the net tangible asset listing requirement of NASDAQ and, therefore, the Company's common stock and its warrants would be moved to the OTCBB effective at the opening of trading on May 25, 1999. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $6.75. The warrants expired on September 15, 1999. The following table sets forth, for the fiscal periods indicated, the high and low sales prices of the common stock and Class A warrants as reported by NASDAQ from October 1, 1998 through May 24, 1999, and the high and low bid prices of such securities as reported by NASDAQ since May
24, 1999 until September 15, 1999. Quotations prices for May 24, 1999 reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions:

                                          Common Stock                  Warrants
                                        -----------------          -------------------

                                        High         Low           High           Low
                                        ----        -----          ----          -----
FISCAL 2000

           First Quarter                $0.21       $0.13           N/A           N/A

           Second Quarter               $0.75       $0.40           N/A           N/A

           Third Quarter                $0.84       $0.28           N/A           N/A

           Fourth Quarter               $0.38       $0.16           N/A           N/A

FISCAL 1999

           First Quarter                $0.97       $0.31           $0.03         $0.11

           Second Quarter               $0.75       $0.25           $0.03         $0.13

           Third Quarter                $0.84       $0.25           $0.01         $0.08

           Fourth Quarter               $0.59       $0.20           $0.03         $0.001

Holders

         On December 29, 2000 there were approximately 300 record holders of the common stock.

Sales of Unregistered Securities

         On December 31, 1999 the Company and Roy Anderson Holding Corp. (the current debenture holder) agreed to amend and restate the debenture. The agreement separated the remaining outstanding balance of the original debenture as of December 31, 1999 in the amount of $1,028,553 into two debentures. The first debenture called for the Company to pay $342,655 along with simple interest fixed at 6% per annum. The first debenture was paid in monthly installments of $44,238 beginning April 2000 with the last payment completed on November 2000, fully satisfying the related debt. The second debenture calls for the Company to pay $685,897 along with simple interest fixed at 6% per annum. This debenture is payable in one lump sum at its maturity on December 31, 2002. In addition, the second debenture provides for mandatory prepayments if certain conditions should arise. These most notably relate to the Company's completion of the sale of its discontinued operations, sale or other disposition of its existing business operations or assets, collection of any proceeds from litigation and the collection of any payments from the Lakes Gaming agreement. Due to the nature of the potential On Stage Entertainment, Inc. asset purchase transaction contemplated to close January 31, 2001, Roy Anderson Holding Corp. agreed on November 20, 2000, to modify the timing of the mandatory prepayment of debenture two so that full settlement of debenture two will coincide with the Company's receipt of its final payment of the purchase price from On Stage Entertainment, Inc. In consideration for the adjustment by Roy Anderson Holding Corp., the Company has agreed to revise the maturity date of debenture two from December 31, 2002 to December 31, 2001. In connection with the restructuring of the debt, the Company granted Roy Anderson Holding Corp. an option to purchase 300,000 shares of the Company's common stock at an exercise price of $.17 per share. The option was exercised on May 30, 2000. Upon Company's satisfaction in full of all outstanding amounts due under the second debenture 1,100,000 shares of common stock held in escrow shall be cancelled.

         Mr. Pilger purchased 852,250 shares of Company common stock held by Roy Anderson Holding Corp. on December 31, 1999 for purchase price of $.10 per share.

Dividends

         No dividends have been declared or paid since September 30, 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Following is management's discussion and analysis of significant factors which have affected the Company's financial position and operating results during the periods reflected in the accompanying consolidated financial statements.

CONSOLIDATED

         The Company's revenues from continuing operations were $537,213 during the fiscal year ending September 30, 2000.

CONTINUING OPERATIONS

GENERAL AND ADMINISTRATIVE

         The Company's general and administrative expenses aggregated $2,514,402 in fiscal 2000 compared to $2,877,534 for fiscal 1999, a decrease of $363,132. The decrease was primarily due to reductions of bad debt expense ($197,633) and reductions in general and administrative bonuses ($269,559) in fiscal 2000.

INTEREST EXPENSE

         Interest expense totaled $212,486 for fiscal 2000 compared to $659,762 for fiscal 1999. The decrease of $447,276 in 2000 from 1999 was primarily due to the sale lease back transaction with Ahab of the Ozarks in October, 1999.

OTHER

         Interest income as of September 30, 2000 was $43,769 compared to $45,354 for the same period in 1999, a decrease of $1,585 or 4%. This is consistent with the prior year.

BOUNCEBACKMEDIA.COM, INC.

         BounceBackMedia.com, Inc. commenced operation January, 2000 with the acquisition of all of the assets of Raw Data, Inc. The Company entered into two employment agreements with multi-media professionals, Roger Birks and Ricardo Gonzalez, January, 2000. Mr. Birks was CEO of BounceBackMedia.com from January, 2000 until his termination in November, 2000. Mr. Gonzalez, a specialist in multimedia design and software engineering is Chief Operating Officer of BounceBackMedia.com.

         BounceBackMedia.com's business strategy includes development of interactive promotional messages delivered digitally through various storage media, with emphasis on CD-Rom and the internet. The Company believes that internet technology and advances with CD-Rom will change the fundamentals of business operations in the future. BounceBackMedia.com's new media production talent and understanding of CD-Rom storage media will allow the Company the ability to capitalize on internet-centric marketing communications.

         Revenues for fiscal 2000 were $486,499. Operating expenses, including cost of goods sold, wages, marketing, promotional expense and office expenses were $898,258. Additionally, BounceBackMedia.com, Inc., was in its first year start-up mode and incurred certain one-time costs which were expensed as incurred. There is no basis for comparison for revenue or operating expenses, as this is the first year of operations. Due to the novelty and newness of the technology the Company has been required to focus its marketing efforts on educating and building awareness of its products and their potential applications in the marketplace. The thrust of BounceBackMedia.com, Inc.'s first year business has come from major U.S. companies who were desirous of testing the mini CD-Rom products under various application formats in smaller order sizes ranging from 1000 to 10,000 increments. Actual operating losses paralleled the first year budget projections. Due to growing competition in the customized mini CD market, slower than anticipated acceptance of the mini CD technology and its applications by businesses and consumers alike and the perceived threat of obsolescence due to rapid advances in the technology industry, there can be no assurances that BounceBackMedia.com, Inc. will ever be profitable. However, BounceBackMedia.com, Inc. is reacting to marketplace conditions by focusing its efforts on specific business applications of its mini CD products by utilizing in-house templates and customized use of available software technology.

LAKES GAMING AGREEMENT

         See Note 12 to the Financial Statements and discussion under Item 1. "Business".

DISCONTINUED OPERATIONS

ENTERTAINMENT

Country Tonite Theatre - Branson, MO

         The Country Tonite Theatre in Branson, Missouri, had fiscal 2000 revenue of $6,004,507, an increase of $146,747 or 2% from fiscal 1999 total of $5,857,760. Paid attendance for the Country Tonite show was 27% of capacity in 2000 compared to 27% of capacity in fiscal 1999. Average ticket price was $18.79 in fiscal 2000 compared to $17.33 in fiscal 1999. Operating expenses decreased (including project, general and administrative costs, depreciation and cost of sales) $369,717 to $4,255,073 in fiscal 2000 from $4,524,790 in fiscal 1999.
Operating income increased $416,464 to $1,749,434 in fiscal 2000 from $1,332,970 in fiscal 1999. This increase is due predominately to the elimination of depreciation expense as a result of the sale/lease back transaction with Ahab of the Ozarks.

Country Tonite Production Show

         Country Tonite revenues totaled $1,754,553 in fiscal 2000, an increase of $191,495 from revenues of $1,563,058 for fiscal 1999. This increase is primarily related to the sale of the Country Tonite Production license to Country Tonite Theatre, Pigeon Forge (CTTPF) in mid-May 2000. Operating expenses (including project, general and administrative costs and depreciation) decreased $843,255 to $677,324 in fiscal 2000 from $1,520,579 in fiscal 1999 as CTTPF assumed all operating expenses under the licensing agreement. Operating income increased $1,049,349 to $1,091,828 in fiscal 2000 from $42,479 in fiscal 1999.

Country Tonite Theatre - Pigeon Forge

         CRC of Tennessee, Inc., ("CRCT") and Burkhart Ventures, LLC formed a joint venture to present beginning March, 1997, the Country Tonite Show in Pigeon Forge, Tennessee. CRCT, the 60% joint venture partner, terminated its relationship with Burkhart Ventures, LLC on December 31, 1998. Under the terms of the agreement, the Company continued to manage the Country Tonite Theatre at Pigeon Forge for a fee of $1000.00 per week off-season, and $2,000.00 per week in-season, during fiscal 1999. Revenues for fiscal 1999 were $807,402 and expenses for fiscal 1999 were $678,743.

GAMING, TUNISIA

         Revenue for fiscal 2000 was $3,259,814 compared to $2,526,193 for 1999, an increase of $733,621, or 29% which was primarily due to increases in the junket business. Operating expenses including project, general and administrative costs, depreciation and cost of sales increased $77,530 from
$4,113,841 in 1999 to $4,036,311 in fiscal 2000. While operating expenses for fiscal 2000 were comparable to fiscal 1999, expenses directly related to gaming revenue increased. The operating loss was $776,497 (net of $395,000 management fees which is eliminated in consolidation) for fiscal 2000 compared to a loss of $1,587,648 (including $240,000 of management fees is eliminated in consolidation).

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, the Company had cash of $98,208 compared to $957,254 as of September 30, 1999.

         The Company's principal source of cash, its entertainment segment, provided cash of $2,259,947 and $1,895,826 in 2000 and 1999, respectively, is now reported as discontinued operations. Also reported as discontinued operations is the Company's gaming segment, which used cash totaling $32,420 and $378,153 in 2000 and 1999, respectively.

         During 2000, the Company focused on the marketing, sales and business solutions to the Internet and e-commerce industries. In pursuit of this focus, the Company used $85,000 cash to acquire RawData Inc. and an additional $554,296 to fund its first year operations. BounceBackMedia, Inc. (formerly RawData, inc.) is now poised to avail itself of the ever expanding Internet and e-commerce markets.

         In connection with its change in focus, the Company reduced the long term debt of continuing operations in 2000 by $1,255,242 with cash payments of $816,600 and a noncash gain of $438,642 on the early extinguishment of debt. In November, 2000, Roy Anderson Holding Corp. agreed to modify the timing of the mandatory prepayment of Debenture Two so that full payment of Debenture Two will coincide with the Company's receipt of the final payment of the purchase price from On Stage. In consideration for the adjustment by Roy Anderson Holding Corp., the Company agreed to revise the maturity date of Debenture Two from December 31, 2002, to December 31, 2001. The impact on cash will be $685,897 with simple interest fixed at 6% per annum.

         The Company expects cash from continuing operations to be sufficient to meet capital expenditures, debt service and working capital requirements in 2001. The Company also anticipates cash to be provided from the sale or lease of its discontinued operations. The Company also has a line-of-credit arrangement with regional bank, which provides for borrowing up to $200,000 with interest at prime plus 1%. This line-of-credit is secured by the accounts receivable of the Company and the personal guaranty of the Company's CEO, John Pilger. At September 30, 2000 and 1999, there were no advances under the line-of-credit.

         The Company has executed a Revised Conditional Release and Termination Agreement with Lakes Gaming for a maximum aggregate amount of $16.1 million, which included a $2 million refundable cash down payment received by the Company in August 1999. The down payment is refundable if a casino is not opened within five years and has been recorded as deferred revenue in 2000 and 1999. Payment of the remaining $14.1 million is contingent upon opening of the casino and other events occurring in the future. Lakes Gaming anticipates construction of the Michigan casino commencing in 2001. However, there can be no assurances as to timing the start of construction since the proposed gaming site must be accepted into trust by the U.S. government before construction can begin.

         In August, 1999, the Company marked the renewal note of Kevin Kean paid after offsetting any fee due Mr. Kean under the Pokagon Management Agreement, with the understanding that all obligations were discharged. This transaction had no impact on cash for fiscal 2000.

         During the year ended September 30, 2000, capital expenditures totaled $105,764 compared to $33,423 for the 1999 fiscal year. Capital expenditures in 2000 consisted principally of purchases and implementation of a new accounting software system ($23,000) and the purchase of equipment for BounceBackMedia, Inc. ($80,000).

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

IMPACT OF INFLATION

         Management of the Company does not believe that inflation has had any significant effect on the Company's financial condition or results of operations for the periods presented. However, an increase in the rate of inflation could adversely affect the Company's future operations.

FOREIGN CURRENCY TRANSACTIONS

         The Company's transactions with respect to its casino venture in Tunisia will be in dinars. As such, there are all the risks that pertain to fluctuations in foreign exchange rates and potential restrictions or costs associated with the transfer of funds to the United States.

NEW ACCOUNTING PRONOUNCEMENTS

Implementation of SAB 101

         The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Concurrent with the audit of its financial statements for fiscal 2000, the Company performed a comprehensive review of its revenue recognition policies and determined that they are in compliance with SAB 101.

Forward-Looking Statements:

         The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. Management believes that all statements that express expectations and projections with respect to future matters, including but are not limited to, those relating to expansion, acquisition, the sale of assets and business segments and other development activities, dependence on existing management, leverage and debt service, domestic or global economic conditions (including sensitivity to fluctuations foreign currencies), changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including legalization of gaming in certain jurisdictions) and the requirement to apply for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations) are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Index to Financial Statements appears at page F-1 hereof, the Report of Registrant's Independent Accountants appears at pages F-2 and F-3 hereof and the Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Registrant appear beginning at page F-4 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Non-Compliance with Requirement for Timely Interim Review

         The SEC adopted amendments to Item 310(b) of Regulation S-B, effective for fiscal quarters ending on or after March 31, 2000, which require that a company's interim financial statements be reviewed by an independent auditor prior to filing its form 10-QSB with the Commission. The Company's interim financial statements for the periods ending March 31 and June 30, 2000 were not reviewed by the Company's independent auditor. The June 30 statement was not reviewed by the Company's independent auditor due to their resignation effective July 25, 2000. A Form 8-K was filed by the Company August 1, 2000 reporting the resignation of the Company's auditor, BDO Seidman, LLP. Ciro Adams, CPA was engaged as the Company's auditor on December 12, 2000.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is information as of September 30, 2000 regarding the directors and executive officers of the Company, including information as to their principal occupations for the last five years, certain other directorships held by them, and their ages as of the date hereof.

         John J. Pilger, age 54, has been the Chief Executive Officer and a director of the Company since 1984, and served as President from 1984 to 1993. Mr. Pilger was previously Chairman of the Board until July 1994 and resumed such role in April 1995. Mr. Pilger oversees all Company activities including operations, acquisitions, development and construction.

         John W. Steiner, age 58, has been a director of the Company since January 1994. Since 1990, he has served as Chairman of the Board of the Ace Worldwide Group of Companies, a leading provider of moving, trucking, warehousing and overall logistics services. Mr. Steiner also serves on the Board of Directors and Executive Committee of Atlas World Group, Inc. Mr. Steiner is President of the Associate Board of the Milwaukee County Zoological Society, a Board member of the Metropolitan Milwaukee Association of Commerce and the Better Business Bureau of Wisconsin.

         Dr. Timothy Murphy, age 40, has been a director since March 17, 1997. Dr. Murphy resides on the Mississippi coast and is a Chiropractic doctor maintaining his own practice. Dr. Murphy serves as a trustee on the Board of Parker College, as well as its finance chairman. Additionally, Dr. Murphy is a member of the American Chiropractic Association; serves on the Council of Diagnostic Imaging and Council on Sports Injury. Dr. Murphy serves as team Chiropractor to Mercy Cross High School, D'Iberville High School and Mississippi Sea Wolves Professional Hockey Team.

         Dennis Evans, age 54, has been a director since March 17, 1997. Mr. Evans brings more than 30 years of sales and marketing business experience to the Board. Mr. Evans has acted as President of several large sales and marketing firms, as well as consultant to several mid-western development companies. Mr. Evans has acted as a marketing consultant to the Country Tonite Theatres in Branson and Pigeon Forge and to the Company's casino development in Tunisia, North Africa. Mr. Evans is currently employed by the Company as Vice President of Marketing.

         Noreen Pollman, age 52, has served as Secretary to the Company since March 1995 and as a director since March 1995 and from 1987 to 1993. Since 1984, Ms. Pollman was Vice President of Operations for each of the Company's operating businesses with responsibility for the development and implementation of operating budgets to February 1998. Ms. Pollman currently serves as a consultant to the Company.

         Robert J. Allen, age 40, was named Vice President of Entertainment of the Company on August 1, 1994. He has served as a director of the Company since March 1995 and from 1987 to 1993. Mr. Allen served as Executive Vice President and Chief Marketing Officer of the Company's former subsidiary Recreational Property Management, Inc. from 1986 to 1987. He also previously served as Vice President of Telecommunications.

         Officers serve at the discretion of the Board of Directors.

                                  OTHER MATTERS

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors, and certain shareholders to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission. To the Company's knowledge, based on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the Company's fiscal year ended September 30, 2000 all Section 16(a) filing requirements were complied with and filed in a timely fashion.

ITEM 10. EXECUTIVE COMPENSATION

         Summary Compensation Table

         The following table sets forth information concerning the annual and long-term compensation earned by John J. Pilger and Robert J. Allen, the Named Executive Officers (as defined below) for services rendered in all capacities to the Company for the fiscal years ended September 30, 2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                                           (2)
                                                                            Other Annual  Restricted    Securities
                                                                                             Stock      Underlying      All Other
                                    Fiscal     Salary          Bonus           Comp.        Awards       Options       Compensation
Name and Principal Position (1)     Year        ($)             ($)             ($)           ($)          (#)             ($)
-------------------------------     ----        ---             ---             ---           ---          ---             ---
John J.  Pilger  (5) . . . . . . .  2000    253,845(6)          -0-             -0-           -0-          -0-          165,306(7)
 Chief Executive Officer            1999    486,396(2)       161,000(3)         -0-           -0-          -0-             -0-
                                    1998    464,747(4)          -0-             -0-           -0-          -0-             -0-

Robert J.  Allen . . . . . . . . .  2000    124,786(8)          3,580(9)        -0-           -0-          -0-             -0-
 Executive Vice President,          1999    130,777          41,434(3)          -0-           -0-          -0-             -0-
  Entertainment                     1998    119,412             -0-             -0-           -0-          -0-             -0-

1) Under Securities and Exchange Commission rules, the "Named Executive Officers" include (i) each person who served as Chief Executive Officer during fiscal 2000, (ii) each person who (a) served as an executive officer at September 30, 2000, (b) was among the four most highly paid executive officers of the Company, not including the Chief Executive Officer, during fiscal 2000 and (c) earned total annual salary and bonus compensation in fiscal 2000 in excess of $100,000 and (iii) up to two persons who would be included under clause (ii) above had they served as an executive officer at September 30, 2000.

2) Includes salary of $237,417 and contractual compensation of $125,000 which was paid for services rendered for CRC of Tunisia. An additional $123,979 of non-cash compensation is reflected, which was used to reduce Mr. Pilger's loan payable to CRC.

3) A one time discretionary bonus was approved by the Board in conjunction with the successful completion of the Lakes Gaming contract for $16.1 million. This bonus was issued in August 1999. As a result, Mr. Pilger was awarded $161,000 and Mr. Allen was awarded $37,500 for their instrumental efforts in securing this contract.

4) Includes contractual compensation and a $150,000 fee paid for services rendered for CRC Tunisia.

5) During fiscal 1999, 1998 and 1997, Mr. Pilger received personal benefits, the aggregate amounts of which did not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for Mr. Pilger in such years.

6) Includes gross salary for payroll periods starting October 1, 1999 through September 30, 2000 of $253,845.24 which includes $18,182.80 for 1999 calendar year vacation paid in lieu of time off.

7) Noncash compensation of $165,305.64 which reduced Mr. Pilger's payable to BounceBack Technologies.com, Inc. In turn, Mr. Pilger canceled monies due him the last year of his three-year agreement whereby he was to receive $125,000.00 in fees from CRC Tunisia S.A. for fiscal year 2000, as compensation for his serving as Chairman on the Foreign subsidiary as granted by the Board of Directors of the Company.

8) Includes gross salary for payroll periods starting October 1, 2000 through September 30, 2000 of $128,366.22.

9)       A bonus dated January 10, 2000 for $3,580.00.

EMPLOYMENT AGREEMENTS

         The Company entered into an Employment Agreement with John J. Pilger on May 20, 1996, providing for an annual salary of $225,000, subject to annual cost of living adjustments. The Agreement also provides for use of an automobile and payment of insurance premiums the value of which does not exceed 10% of his annual salary. The agreement also provides for bonuses if certain financial performance guidelines are met. This Agreement was amended April 3, 1999 to extend the annual expiration date from July 19 to September 30 annually with cost-of-living adjustments to be calculated at that time so to correspond with the Company's fiscal year end. Additionally, the Agreement provides that if either party wishes to terminate the Agreement a written notice of intent must be delivered to the other party one year prior to the employment expiration date and in the absence of such notice the Agreement renews automatically for a three year term.
         In 1998, the Company entered into a Supplementary Employment Agreement with John J. Pilger which provides Mr. Pilger certain benefits upon a Change of Control Event, which is defined therein as: a) The acquisition after the date of this Agreement by an individual, entity or group (within the meaning of Section 13(d) or 14(d)(2) of the Securities Exchange Act of 1934, as amended, (a "Person") of beneficial ownership of 20% or more of either (i) the issued and outstanding shares of common stock of the Company or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors; or b) if any two or more members within a class of the staggered Board of seven or more directors, as constituted on the date hereof, are removed without the express approval or consent of the CEO and Chairman of the Board, of if two or more members of the Board assume office within any period of eighteen months after one or more contested elections; or
c) A reorganization or hostile merger or consolidation which results from either an actual or threatened election contest or actual or threatened solicitation of proxies; or d) A complete liquidation or dissolution of the Company, or the sale or other disposition of all or substantially all of the assets of the Company, which liquidation, sale or dissolution occurs as a result of either actual or threatened solicitation of proxies or consents by or on behalf of persons other than the incumbent Board. The benefits which inure to Mr. Pilger upon a voluntary termination under a Change of Control include: 2.99 times his annual average salary and bonuses and all taxes, including income taxes and any excise tax which may be imposed.
         Further, in 1998 the Company entered into an Agreement with Robert J. Allen where upon a Change of Control Event, which is substantially similar to that defined in Mr. Pilger's Supplementary Employment Agreement and set out above, Mr. Allen has the right to receive upon termination 2.99 times his average annual salary including bonuses payable within 30 days plus other benefits.

Other
         John J. Pilger received $125,000 in October 1998 for services to be rendered in Fiscal 1999 for CRC of Tunisia. Under a Board approved resolution Mr. Pilger was to receive an additional $125,000 compensation for fiscal 2000, however Mr. Pilger canceled the agreement, and therefore, did not receive the third year payment of $125,000, which would have been due him thereunder.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 20, 2000, certain information with respect to each shareholder known to the Company to be the beneficial owner of more than 5% of its Common Stock, each director, each named executive officer, and all directors and executive officers of the Company as a group. Unless otherwise indicated, the address of the people included in the table is the principal office of the Company and each person named in the table has sole voting and investment power as to the Common Stock shown.

                                                                     Number of Shares(12)       Percentage of
Name and Address of Beneficial Owner                                Beneficially Owned (1)    Outstanding Shares
------------------------------------                                ----------------------    ------------------
John J. Pilger........................                                 1,964,018 (2)(10)           14.2%
Noreen Pollman.....................                                      155,000 (3)                1.2%
John W. Steiner....................                                      111,975 (4)                  *%
Dr. Timothy Murphy..............                                          51,756 (5)                  *%
Dennis Evans........................                                      95,100 (6)                  *%
Robert J. Allen.....................                                     170,338 (7)                1.3%
Kevin M. Kean.....................                                     1,400,944 (8)               10.8%
Roy Anderson Holding Corp.....                                         1,100,000 (9)                9.0%
All Directors and Executive Officers as a group (6 Persons)            2,528,187 (11)              15.2%

-------------------------

*Less than 1%

1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days upon exercise of options or warrants are treated as outstanding only when determining the amount and percent owned by such person or group.

2) Includes 235,000 Shares deemed beneficially owned pursuant to options, which are immediately exercisable or which will be exercisable within 60 days. Of the Shares reflected above 111,000 are owned by Mr. Pilger's wife, and 11,000 Shares are owned by minor children of Mr. Pilger. In addition to the number of shares reflected in the table, Mr. Pilger holds proxies to vote 1,330,944 shares owned by Kevin M. Kean (see Note 8 below), 175,000 shares owned by Richard A. Howarth, Jr., (a former officer of the Company) and 1,100,000 Shares (as of January 1, 2000) held in escrow as collateral under the Restated Debenture Agreement dated December 31, 1999 (see Note 9 below). Mr. Pilger, his wife and children have the right to vote a total of 4,569,962 outstanding shares or 35.7% of the shares outstanding.

3) Includes 149,000 shares deemed beneficially owned pursuant to options, which are immediately exercisable or which will be exercisable within 60 days.

4) Includes 90,000 shares deemed beneficially owned pursuant to options, which are immediately exercisable.

5) Includes 30,000 shares deemed beneficially owned pursuant to options, which are immediately exercisable. 6) Includes 45,000 shares deemed beneficially owned pursuant to options, which are immediately exercisable.

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

10) Includes 852,250 shares of Company common stock purchased by Mr. Pilger from Roy Anderson Holding Corp. on December 31, 1999.

11)  See Notes 2,3,4,5,6, 7, and 10.

OPTION GRANTS AND EXERCISES

         The Company has not granted, repriced or canceled any options to executive officers during fiscal 2000, nor have any executives exercised any options during fiscal 2000.

         The following Table sets forth with respect to the Named Executive Officers Information concerning the exercise of stock options during fiscal 2000 and unexercised options held as of the end of fiscal 2000. The Company has never granted stock appreciation rights.

                           AGGREGATED OPTION EXERCISES
                     AND FISCAL 2000 YEAR-END OPTION VALUES

                                                              NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                          SHARES                             UNDERLYING UNEXERCISED                     IN-THE-MONEY
                        ACQUIRED ON        VALUE             OPTIONS AT 9/30/00 (#)                OPTIONS AT 9/30/00 ($)
                         EXERCISE         REALIZED    ------------------------------------- --------------------------------------
NAME                        (#)             ($)          UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE       EXERCISABLE
----------------------------------------------------------------------------------------------------------------------------------
John J. Pilger              -0-             -0-                0               235,000              -0-                -0-
Noreen Pollman              -0-             -0-                0               149,000              -0-                -0-
Robert J. Allen             -0-             -0-                0               149,000              -0-                -0-

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Company Loans

         At September 30, 2000, John J. Pilger was indebted to the Company in the amount of $272,460 including principal and interest.

         On December 31, 1997, the Company's former chairman (Kevin Kean) defaulted on repaying $1,232,000 plus interest due the Company. The Company filed suit against Mr. Kean, which resulted in a settlement agreement. Under the agreement, 220,000 shares of the Company's common stock owned by Mr. Kean were cancelled along with the 150,000 collateral shares held (valued at the market price of $1.19 per share). Additionally, the Company and Mr. Kean entered into a $1,196,885 note agreement. which included $143,000 of previously reserved interest and was scheduled to mature on January 15, 2001. The note was collateralized by Mr. Kean's 5% interest in the Company's Pokagon management fee. Solely at the Company's discretion, at any time prior to maturity, the Company could take the collateral as payment in full for the note. Under the terms of the Loan and Settlement Agreement, ". . . In the event that CRC shall sell, assign or transfer its interest in the Pokagon Project, in whole or in part, to any other party, by way of sale, loan, settlement, fee or otherwise for consideration in an amount in excess of $1 million, Kean's obligation under the Renewal Note shall be fully discharged and satisfied..." The Company has marked the Renewal Note "Paid" after offsetting any fee due Mr. Kean under the Pokagon Management Agreement and returned it to Kean with the understanding that the obligations thereunder are now discharged.

Relationship with Consultants

         Ms. Pollman terminated her employment relationship with the Company in February 1998 and entered into a Consulting Agreement for a two-year term to provide business and consulting services to the Company. Ms. Pollman will continue to act as Secretary of Company with responsibility for maintaining the Company's corporate books and records. The Company anticipates it will reduce its long term out-of-pocket expenses associated with Ms. Pollman's employment. The Board approved Agreement features Change of Control provisions where upon termination of this Agreement Ms. Pollman will receive 2.99 times her average annual compensation which moneys will be payable in thirty days. Additionally, this Agreement provides for a one-time bonus of up to $156,000 in stock or cash payable in full no later than December 31, 1999, $100,000 of which bonus was utilized to pay in full the $86,000 loan plus interest due the Company on September 1998. Ms. Pollman's consulting agreement has been extended for a two-year period and the rate per hour increased from $67.00 to $85.00 per hour as of September 1999. Ms. Pollman is a Director of the Company.

Indemnification of Directors and Officers

         Under Section 302A.521 of the Minnesota Statutes, the Company is required to indemnify its directors, officers, employees, and agents against liability under certain circumstances, including liability under the Securities Act of 1933, as amended.

         As permitted under the Minnesota Statutes, the Restated Articles of Incorporation of the Company provide that directors shall have no personal liability to the Company or to its shareholders for monetary damages arising from breach of the Directors' duty of loyalty to the Company or with respect to certain enumerated matters, excluding payment of illegal dividends, acts not in good faith, and acts resulting in an improper personal benefit to the director.

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

10.108 Employment Agreement by and among the Company, BounceBackMedia.com,Inc., Digital Development & Distribution, LLC and Roger Birks, dated December 31, 1999 (11)

10.109 Employment Agreement by and among the Company, BounceBackMedia.com,Inc., Digital Development & Distribution, LLC and Ricardo Gonzalez, dated December 31, 1999 (11)

10.110 Letter of Intent to purchase Country Tonite made by and between the Company, CRC of Branson, Inc., Country Tonite Enterprises, Inc., and On Stage Entertainment, Inc. dated November 21, 2000.

10.111 Escrow Agreement between Company, On Stage Entertainment, Inc. and Schnader Harrison Segal & Lewis, LLP, dated November 21, 2000.

10.112 Letter amending Debenture Two between Company and Roy Anderson Holding Corp. dated November 20, 2000.

10.113 Notice of Election to exercise 300,000 stock option between Company and Roy Anderson Holding Corp. dated April 28, 2000 with closing May 26, 2000.

21.1     List of Subsidiaries of Registrant

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

2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994, filed on January 12, 1995.

3) Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-90114, originally declared effective May 5,1995.

4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995, filed on January 16, 1996.

5) Incorporated by reference to the Company's Registration Form S-3, File No. 33-31534, originally declared effective February 29,1996.

6) Incorporated by reference to the Company's Annual Report on Form 10-KSB, as amended for the fiscal year ended September 30, 1996, filed on January 9, 1997.

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

10) Incorporated by reference to the Company's Annual Report on Form 10-KSB, for the fiscal year ended September 30, 1998 filed on January 13, 1999.

11)  8-K filed August 1, 2000.

12)  8-K filed December 12, 2000.

13)  8K/A filed December 20, 2000.

14)  Form 12b-25 filed December 26, 2000.

15)  NT 10-K/A filed January 5, 2001.

                                   SIGNATURES

     In Accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BOUNCEBACKTECHNOLOGIES.COM, INC.


January __, 2000                             By:
                                                --------------------------------
                                                John J. Pilger,
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              SIGNATURE AND TITLE


January __, 2000                             s/ John J. Pilger
                                             ----------------------------------
                                             John J. Pilger, Chief Executive
                                             Officer, President and Chairman of
                                             the Board of Directors ("principal
                                             executive officer")

January __, 2000                             s/John J. Pilger
                                             ----------------------------------
                                             Chief Financial Officer and Chief
                                             Accounting Officer ("principal
                                             financial and accounting officer")

January __ 2000                              s/Noreen Pollman
                                             ----------------------------------
                                             Noreen Pollman, Secretary and
                                             Director

January __, 2000                             s/Robert J. Allen
                                             ----------------------------------
                                             Robert J. Allen, Vice President of
                                             Entertainment and Director

January __, 2000                             s/Timothy Murphy
                                             ----------------------------------
                                             Dr. Timothy Murphy, Director

January __, 2000                             s/Dennis Evans
                                             ----------------------------------
                                             Dennis Evans, Director

January __, 2000                             s/John W. Steiner
                                             ----------------------------------
                                             John W. Steiner, Director

                BOUNCEBACKTECHNOLOGIES.COM, INC. AND SUBSIDIARIES

                          Index to Financial Statements

--------------------------------------------------------------------------------

     Independent Auditors' Report 2000                             F-2
     Independent Auditor's Report 1999                             F-3

     Consolidated Financial Statements
     Balance Sheets                                             F4-F-5
     Statements of Operations                                      F-6
     Statements of Stockholders' Equity                            F-7
     Statements of Cash Flows                                      F-8
     Notes to Consolidated Financial Statements                 F9-F22

                        BOUNCEBACKTECHNOLOGIES.com, INC.

                              FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999











                             707 BIENVILLE BOULEVARD
                             OCEAN SPRINGS, MS 39564
                                  228-872-5558


CIRO E. ADAMS, CPA
2 BARRY DRIVE
P.O. BOX 306
MANTUA, NJ 08051-0306
856-468-7300


                                 January 3, 2001

                          Independent Auditor's Report
                          ----------------------------



To the Shareholders and Board of Directors
BounceBackTechnologies.com, Inc.
707 Bienville Boulevard
Ocean Springs, MS 39564

I have audited the accompanying consolidated balance sheet of BounceBackTechnologies.com, Inc. (a Minnesota corporation) and subsidiaries as of September 30, 2000, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BounceBackTechnologies.com, Inc. and subsidiaries as of September 30, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




                                         Ciro E. Adams
                                         Certified Public Accountant

                          INDEPENDENT AUDITOR'S REPORT

BounceBackTechnologies.com, Inc.
707 Bienville Boulevard
Ocean Springs, Mississippi 39564

We have audited the accompanying consolidated balance sheet of BouncebackTechnologies.com, Inc. and Subsidiaries (formerly Casino Resource Corporation) as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BounceBackTehnologies.Com, Inc. and Subsidiaries at September 30, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                                BDO Seidman, LLP

Chicago, Illinois
November 6, 1999, except for the
     second paragraph of Note 11(a) and Note 18
     which are as of January 3, 2000

BounceBackTechnologies.com, Inc. and Subsidiaries


Consolidated Balance Sheets



------------------------------------------------------------------------------------------------------------------
September 30,                                                                         2000                1999
------------------------------------------------------------------------------------------------------------------
Assets:

Current Assets:
   Cash                                                                            $   98,208          $  957,254
   Accounts receivable - trade and other (Note 6)                                     121,132             182,860
   Inventory                                                                           12,149                  --
   Prepaid expenses                                                                   174,123              70,055
   Net assets for sale - entertainment (Note 3)                                       505,274             647,281
   Net assets held for sale - gaming (Note 3)                                         698,475           1,471,234
------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                1,609,361           3,328,684
------------------------------------------------------------------------------------------------------------------
Deferred Tax Assets                                                                        --                  --
Property and Equipment, less accumulated depreciation and amortization                368,873             279,011
(Note 7)
------------------------------------------------------------------------------------------------------------------

Noncurrent Assets
 Goodwill (Note 2)                                                                    523,300             454,349

 Notes and advances receivable - related parties, net of                              244,145             410,472
allowance for uncollectibles of $220,692 in 2000 and
$384,913 in 1999 (Note 8)
 Other assets - net                                                                    24,201              74,201
------------------------------------------------------------------------------------------------------------------

Total Assets                                                                       $2,769,880          $4,546,717
==================================================================================================================



                                      The accompanying notes are an integral part of the financial statements. F-4

BounceBackTechnologies.com, Inc., and Subsidiaries

Consolidated Balance Sheets
September 30,                                                                             2000                   1999
--------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                                                                   $    335,820           $    274,942
   Subordinated convertible debentures                                                          --                121,325
   Current maturities of long-term debt (Note 11)                                          390,342              1,541,734
   Accrued expenses and other liabilities  (Note 9)                                        269,906                564,166
--------------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                  996,068              2,502,167

Long-Term Liabilities
   Long-term debt, less current obligations (Note 11)                                      815,351                797,879
   Deferred revenue (Note 12)                                                            2,000,000              2,000,000
   Minority Interest (Note 1)                                                              (82,602)                    --
--------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                        3,728,817              5,300,046

Commitments and Contingencies (Notes 1, 13 and 18)

Stockholders'  Equity (Note 15 and 16)
   Preferred stock, 8% cumulative; $.01 par value: authorized
      5,000,000 shares; none issued                                                             --                     --
   Common stock, $.01 par value; authorized 30,000,000 shares;
      11,361,258 shares and 10,431,880 issued and outstanding in
      2000 and 1999, respectively                                                          113,613                104,319
--------------------------------------------------------------------------------------------------------------------------
   Additional paid-in capital                                                           23,155,247             22,953,761
   Deficit                                                                             (24,227,797)           (23,811,409)
--------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                (958,937)              (753,329)
--------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                            $  2,769,880           $  4,546,717
--------------------------------------------------------------------------------------------------------------------------


                                                  The accompanying notes are an integral part of the financial statements.

                                                                                                                       F-5

BounceBackTechnologies.com, Inc. and Subsidiaries

Consolidated Statements of Operations


Years ended September 30,
                                                                                     2000                   1999
                                                                                 ------------------------------------
Operating Revenues:
 Management fees                                                                 $     50,714           $         --
 Technology Revenue
                                                                                      486,499                     --
                                                                                 ------------------------------------

                                                                                      537,213                     --
 Operating Expenses:
  Technology cost of sales                                                            439,326                     --
  Technology general and administrative expenses                                      458,932                     --
  Corporate selling, general and administrative expenses                            2,514,402              2,802,534
  Development costs of abandoned projects                                                  --                 75,000
                                                                                 ------------------------------------
  Total Cost and Expenses:                                                          3,412,660              2,877,534
                                                                                 ------------------------------------
 Operating Profit                                                                  (2,875,447)            (2,877,534)
 Other Income and Expenses:
       Other Income                                                                    56,366                 30,674
       Interest Income                                                                 43,769                 45,354
       Interest Expense                                                              (212,486)              (659,762)
                                                                                 ------------------------------------
  Total Other Income and Expense                                                     (112,351)              (583,734)
                                                                                 ------------------------------------
Net Income/Loss before Minority Interest                                           (2,987,798)            (3,461,268)
       Minority Interest (Note 1)                                                      82,602                 48,537
                                                                                 ------------------------------------

Net Income/Loss before Income Taxes                                                (2,905,196)            (3,412,731)
       Provision for income taxes (Note 14)
                                                                                           --              2,000,000
                                                                                 ------------------------------------

Net Income/(Loss)                                                                  (2,905,196)            (5,412,731)
                                                                                 ------------------------------------

Discontinued Operations:
Income from discontinued operations - entertainment (Note 3)                        2,826,663              1,504,108
Loss from discontinued operations - gaming (Note 3)                                  (776,497)            (1,587,648)
                                                                                 ------------------------------------
Net Income/(Loss) - Discontinued Operations                                         2,050,166                (83,542)

Extraordinary Item - Gain on early extinguishment of debt (Note 4)                    438,642                     --
                                                                                 ------------------------------------
Net Income/(Loss)                                                                $   (416,388)          $ (5,496,273)

                                                                                 ------------------------------------
Net Income per Share - Basic and Diluted
     Operating loss
                                                                                 $      (0.26)          $      (0.55)
     Discontinued operations (Note 3)                                                    0.18                  (0.01)

     Extraordinary item - gain on early extinguishment of debt (Note 4)          $       0.04                     --
                                                                                 ------------------------------------
Net Income/(Loss) per share                                                             (0.04)                 (0.56)

                                                                                 ------------------------------------
     Weighted average common shares outstanding                                    11,161,805              9,796,373
                                                                                 ------------------------------------

                              The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                                  F-6

                                                  BOUNCEBACKTECHNOLOGIES.COM, INC.

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                               YEARS ENDED SEPTEMBER 30, 2000 and 1999

                                                   Common                           Additional                         Accumulated
                                                    Stock             Common           Paid-In          Retained       Comprehensive
                                                 Outstanding           Stock           Capital          Deficits          Income
                                                 -----------           -----           -------          --------          ------
BALANCE at
October 1, 1998                                    9,489,314       $     94,893      $ 22,630,909      $(18,315,136)      $    --

Common stock issued on
conversion of debentures                             776,756              7,768           265,508                --            --

Common stock issued for
services rendered                                     70,000                700           34,300                 --            --

Common stock issued to
employees                                             95,810                958            23,044                --            --

Net loss                                                                                                 (5,496,273)
                                                   ---------       ------------      ------------      ------------       --------

BALANCE at
September 30, 1999                                10,431,880            104,319        22,953,761       (23,811,409)           --

Common stock issued on
conversion of debentures                             629,378              6,294           144,486                --            --

Options issued on
conversion of debentures                                  --                 --             9,000                --            --

Common stock issued                                  300,000              3,000            48,000                --            --

Net loss                                                                                                   (416,388)
                                                   ---------       ------------      ------------      ------------       --------
BALANCE at
September 30, 2000                                11,361,258       $    113,613      $ 23,155,247      $(24,227,797)      $    --
                                                ============       ============      ============      ============       =======

                                           The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                                               F-7

BounceBackTechnologies.com, Inc. and Subsidiaries
-------------------------------------------------------------------------------------------------

Consolidated Statements of Cash Flows
Years ended September 30,                                               2000              1999
                                                                    -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Loss from continuing operations                                    $  (416,388)      $(5,496,273)
 Adjustments to reconcile loss from continuing operations
   to net cash provided by (used in) operating activities
    Gain on early extinguishment of debt                               (438,642)               --
    Depreciation and amortization                                        70,936            34,059
    Minority interest in net loss of a consolidated subsidiary          (82,602)               --
    Deferred tax asset                                                       --         2,000,000
    Developmental costs and abandoned projects                               --            75,000
    Reserve for uncollectible accounts                                   98,977                --
    Net change in working capital accounts                           (1,560,588)           (5,487)
    Net change in long term accounts                                    164,848         2,143,269
                                                                    -----------------------------
Net cash provided by (used in) operating activities                  (2,163,459)       (1,249,432)
Cash Flows From Investing Activities
    Purchase of property and equipment                                 (105,764)          (33,423)
                                                                    -----------------------------
Net cash provided by investing activities                              (105,764)          (33,423)
Cash flows from financing activities
     Repayments of long term debt                                      (868,350)         (401,296)
     Issuance of common stock                                            51,000                --
Net cash provided by financing activities                              (817,350)         (401,296)
                                                                    -----------------------------
     Cash flows provided by operations                               (3,086,573)       (1,684,151)
Cash Flows From Discontinued Operations
    Entertainment segment                                             2,259,947         1,895,826
    Gaming segment                                                      (32,420)         (378,153)
                                                                    -----------------------------
Net Cash Provided by Discontinued Operations                          2,227,527         1,517,673
                                                                    -----------------------------
Net Increase (Decrease) in cash                                        (859,046)         (166,478)
Cash at Beginning of Year                                               957,254         1,123,732
                                                                    -----------------------------
                    Cash at End of Year                             $    98,208       $   957,254
                                                                    -----------------------------
Supplemental Disclosure of Cash Flow Information
     Cash paid during the year for interest expense                     136,411           726,972
     Cash paid during the year for income taxes                              --            62,437
Disclosure of Non-Cash Financing and Investing Activities
     Common Stock issued on conversion of debentures                    150,780           273,276



           The accompanying notes are an integral part of these consolidated financial statements.

                                                                                               F-8

BounceBack Technologies.com, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1 - Business

BounceBackTechnologies.com, Inc. (the "Company") is a Minnesota corporation organized in 1969. The Company focuses on marketing, sales and business solutions to the Internet and e-commerce industries. The Company's new ticker symbol for its common stock is "BBTC" and the stock is traded on the NASDAQ Bulletin Board.

Prior to January 4, 2000, the Corporation conducted its business under the name of Casino Resource Corporation. The name change reflects the Company's intent to focus on marketing, sales and business solutions to the Internet and e-commerce industries.

Through its 80% owned subsidiary, BounceBackMedia.com, Inc., the Company is engaged in marketing e-commerce business-to-business solutions. The Company acquired all of the assets of RawData Inc., a privately owned California company, focused on the development, sales and distribution of e-commerce business solutions through direct advertising of mini CDs used by business and consumers to link potential customers to web sites and e-commerce centers. Upon the acquisition on December 31, 1999, the Company changed the name of its new 80% owned subsidiary to BounceBackMedia.com, Inc. BounceBackMedia.com, Inc., a Nevada corporation, is headquartered in Fresno, California to take advantage of the technological innovations and skilled personnel available on the West Coast. In addition to sales and marketing support services, the Company's corporate offices, located in Ocean Springs, Mississippi provides administrative and accounting support services to BounceBackMedia.com, Inc.

Through its wholly owned subsidiary CRC of Branson, the Company operates the Country Tonite Theatre in Branson, Missouri.

Through its wholly owned subsidiary Country Tonite Enterprises ("CTE"), a Nevada corporation, the Company produces a country and western musical variety show known as "Country Tonite" (the "Show"). The production venue is The Country Tonite Theatre in Branson, Missouri.

Prior to 1999, the Company owned a 60% interest in a joint venture, CTT, LLC, which operated a theatre for the Show in Pigeon Forge, Tennessee. The Company sold its interest to the minority partner, Burkhart Ventures, LLC, on December 31, 1998. CTT, LLC continued to contract CTE to produce the Show through April 20, 2000. On April 20, 2000, CTE granted a partnership related to Burkhart Ventures, LLC, CTTPF, a license to produce the Country Tonite show within a 150 mile radius, excluding Nashville, Tennessee, for a 40 year term. The partnership, CTTPF, agreed to pay CTE $1.3 million for the license.

In November, 2000, On Stage Enterprises, Inc., a Nevada corporation, executed a letter of intent with the Company to purchase the assets of CRC of Branson and CTE, excluding the CTTPF license agreement, for $3.8 million. The transaction is tentatively scheduled to close January 31, 2001. Therefore, CRC of Branson and CTE are reported as discontinued operations.

Through its wholly owned subsidiary CRC of Tunisia, S.A., the Company leases and operates a casino and 500 seat theatre in Sousse, Tunisia, North Africa. The
Company desires to sell its casino operation in Tunisia, and reports its activity as a discontinued operation.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation. The consolidated financial statements include the accounts and operations of BounceBackTechnologies.com, Inc., its wholly-owned subsidiaries, and its 80%-owned subsidiary (collectively, the "Company" or "BBT"). All material intercompany balances and transactions have been eliminated.

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash. Holdings of highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents.

Fair Value of Financial Instruments. The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, payroll taxes payable and convertible notes payable are considered to be representative of their respective fair values due to their short-term nature.

Inventories. Inventories, consisting primarily of materials to manufacture mini CDs, are stated at the lower of cost or market using the first-in, first out method.

Property and Equipment. Property and equipment are carried at cost. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. Betterments and large renewals which extend the life of the asset are capitalized whereas maintenance and repairs and small renewals are expended as incurred.

Goodwill. Cost in excess of fair value of assets acquired is amortized using the straight-line method over fifteen years.

Deferred development costs. External costs incurred in the evaluation of potential ventures. The costs are expensed if a determination is made to abandon the project. Losses related to abandonment totaled $0 and $75,000 in 2000 and 1999, respectively.

Revenue Recognition. Technology sales are product sales for cash and on normal credit terms of 90 days or less. Generally, sales are recorded when the products are shipped to the customer. Management fees are recognized ratably over the period of the management contract.

Implementation of SAB 101. The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Concurrent with the audit of its financial statements at year end, the Company performed a comprehensive review of its revenue recognition policies and determined that they are in compliance with SAB 101.

Income Taxes. Income taxes are accounted for utilizing the asset and liability method. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using presently enacted tax rates and regulations. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits are more likely than not.

Concentration  of  Credit  Risk.  Substantially  all of the  Company's  accounts receivable are with companies for whom products were shipped. However, concentrations of credit risk are limited due to the number of the Company's clients as well as their dispersion across many different geographical regions.

Net Income Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of weighted average number of common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if the Company's outstanding stock option was exercised. However, the effect of the exercise of the Company's stock option was not included in the computation of diluted net income (loss) per share as it would have been anti-dilutive for all periods presented.

Currency Translation. The Company accounts for currency translation in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The Tunisian results of discontinued operations and the net assets for sale are translated from Tunisian dinars to US dollars. Certain fixed assets and intangibles are valued at historical exchange rates, while other balance sheet accounts are translated at the exchange rate in effect at each year end. Income accounts are translated at the average rate of exchange prevailing during the year.

Reclassifications. Certain reclassifications have been made to prior year amounts to conform to the classifications used in the current year presentation.

Note 3 - Discontinued Operations

Entertainment Segment

In November, 2000 On Stage Enterprises, inc., a Nevada corporation, executed a letter of intent with the Company to purchase the assets of CRC of Branson and CTE, excluding the CTTPF license agreement, for $3.8 million. The transaction is tentatively scheduled to close January 31, 2001. Therefore, CRC of Branson and CTE are reported as discontinued operations.

                                            2000            1999
                                        ---------------------------
          Revenues
            CRC of Branson               6,004,507       5,857,760
            CTE                          1,754,553       1,563,058
            CTTLLC                               0         807,402
                                        ---------------------------
          Total Revenues                $7,759,060      $8,228,220
                                        ===========================
          Expenses
            CRC of Branson               4,255,073       4,524,790
            CTE                            677,324       1,520,579
            CTTLLC                                         678,743
          Total Expenses                 4,932,397       6,724,112
                                        ---------------------------
               Net Icome (Loss)         $2,826,663      $1,504,108
                                        ===========================

          Assets:
            Current Assets                 664,415         934,448
            Property and equipment         220,070         307,627
            Other assets                         0
               Total Assets             $  884,485      $1,242,075

          Liabilities
            Current Liabilities         $  379,211      $  594,794
            Long term debt                       0               0
            Other liabilities                    0               0
               Total Liabilities           379,211         594,794
                                        ---------------------------
            Net assets for sale         $  505,274      $  647,281
                                        ===========================

Gaming Segment

Through its wholly owned subsidiary CRC of Tunisia, S.A., the Company leases and operates a casino and 500 seat theatre in Sousse, Tunisia, North Africa. The
Company desires to sell its casino operation in Tunisia, and reports its activity as a discontinued operation.

                                               2000              1999
                                           -----------       -----------
          Revenues                         $ 3,259,814       $ 2,526,193
          Expenses                           4,036,311         4,113,841
                                           -----------       -----------
                     Income (Loss)         $  (776,497)      $(1,587,648)
                                           ===========       ===========
          Assets:
              Current assets               $   854,442       $   694,317
               Property and equipment        1,019,676         1,563,533
              Other assets                          --                --
                                           -----------       -----------
                      Total assets         $ 1,874,118       $ 2,257,850
                                           -----------       -----------
          Liabilities
              Current liabilities          $ 1,167,918       $   807,574
              Long term debt                        --                --
              Currency translation               7,725           (20,958)
                                           -----------       -----------
                   Total liabilities         1,175,643           786,616
                                           -----------       -----------
                  Net assets for sale      $   698,475       $ 1,471,234
                                           ===========       ===========

Note 4 - Extraordinary Item - Gain on early extinguishment of debt

In September 1997, the Company completed a placement of $800,000, 13% subordinated convertible debentures (with net proceeds of $707,000). During 1999, $107,000 of the principal amount of the debentures were converted into 311,093 common shares. In October 1999, the remaining balance of $121,325 plus accrued interest of $42,675 was settled in full by a cash payment of $100,000 resulting in an gain on early extinguishment of debt of $64,000.

In August 1997, the Company executed a note payable with interest at 10% of operating income, as defined, of the subsidiary that operates the Tunisian casino, due August 2022. In October 1999, the Company entered into an agreement to retire this debt in consideration for a cash payment of $150,000 and a noninterest-bearing note payable in the amount of $512,500. The note has been discounted to an effective interest rate of 9.5% and is payable in 18 equal monthly payments of $28,472 that commenced December 1, 1999. This transaction resulted in an gain on the extinguishment of debt in the amount of $374,642.

Note 5 - Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, requires that the Company disclose comprehensive income and its components. The objective of SFAS 130 is to report a measure of all changes in equity of a company that result from transactions and other economic events of the period other than transactions with stockholders. Comprehensive income is the total of net income and all other non-stockholder changes in equity ("Accumulated Comprehensive Income").

The  Company  has  recorded  currency  translation  adjustments  of $28,683  and
$(20,958) in 2000 and 1999 as Accumulated Comprehensive Income in the accompanying financial statements, however, those amounts are now reported in discontinued operations of its gaming segment as an adjustment to net assets for sale. Please see Note 3.

Note 6 - Accounts Receivable, Net

                                                        2000            1999
                                                     ---------       ---------
          Accounts receivable - trade                $  27,166       $      --
                Allowance for doubtful accounts         (4,223)             --
                                                     ---------       ---------
                                                        22,943              --
          Accounts receivable - employees               71,614          18,364
                  Accounts receivable - other           26,575         164,496
                                                     ---------       ---------
                                                     $ 121,132       $ 182,860
                                                     =========       =========

        Bad debt expense was $4,233 and $0 in 2000 and 1999 respectively.

Note 7 -  Property and Equipment

                                              2000            1999
                                           ---------       ---------
          Buildings and improvements       $ 239,517       $ 239,517
          Equipment                          252,380         150,116
          Furniture and fixtures              80,363          76,863
                                           ---------       ---------
                                             572,260         466,496
          Accumulated depreciation          (203,387)       (187,485)
                                           ---------       ---------
          Property and equipment, net      $ 368,873       $ 279,011
                                           =========       =========

The Company rents its corporate office in Biloxi, MS, on a month-to-month basis at a cost of $5,833 per month and its technology office and plant in Fresno, CA, on a month-to-month basis at a cost of $1,795 per month.

Note 8 - Related Party Transaction

Notes and advances receivable include notes and related interest due from officers and stockholders totaling $278,219 and $410,472 at September 30, 2000 and 1999 at interest rates ranging from 6% to 11%. The notes mature from October 1, 1999 to December 31, 2001.

Note 9 - Accrued Expenses and Other Liabilities

                                           2000          1999
                                         --------      --------
          Professional fees              $ 75,881      $159,514
          Payroll and payroll taxes        54,417        45,248
          Interest                            741       180,741
          Sales tax                           145           145
          Insurance                        77,367        63,200
          Other                            61,355       115,318
                                         --------      --------
                                         $269,906      $564,166
                                         ========      ========

Note 10 - Credit Arrangements

The Company has a line-of-credit arrangement with a regional bank, which provides for borrowing up to $200,000 with interest at prime plus 1%. This line-of-credit is secured by the accounts receivable of the Company and personally guaranteed by the Company's CEO, John Pilger. At September 30, 2000 and 1999, there were no advances under the line-of-credit.

Note 11 - Long Term Debt

Long term debt consists of the following:

                                                          2000            1999
                                                      ----------      ----------
          Debenture, 6%                               $  127,894      $1,195,729
          Debenture, zero, discounted at 6%              710,268              --
          Note payable, zero, discounted at 9.5%         219,869       1,000,000
          Mortgage payable, 9.5%                          82,457          87,204
          Equipment notes, 9.95% to 10.9%                 65,205          56,680
                                                      ----------      ----------
                                                       1,205,693       2,339,613
          Less current obligation                        390,342       1,541,734
                                                      ----------      ----------
                                                      $  815,351      $  797,879
                                                      ==========      ==========

Debenture, 6% and Debenture, zero, discounted at 6%. On December 31, 1999, the Company and Roy Anderson Corporation agreed to amend and restate the debenture agreement. The restated debenture agreement separated the remaining balance outstanding of $1,028,553 as of December 31, 1999 into two debentures. The first debenture of $342,655 is payable at 6% fixed interest in monthly installments of $44,326 beginning April 2000 with the last payment due November 2000. The second debenture of $685,898 is payable in one lump sum at 6% fixed interest on December 31, 2002. Mandatory prepayment conditions exist for the second debenture should the Company complete its sale of discontinued operations, the sale or disposition of other existing business assets or operations, the collection of any proceeds from litigation or the collection of any payments from the Lakes Gaming agreement. In addition, the Company granted Mr. Anderson an option to purchase 300,000 shares of common stock to modify the original debenture. (These options were exercised in May 2000.) The Company also posted 1,100,000 shares of common stock in escrow as collateral.

Note payable, zero, discounted at 9.5%. In October 1999, the Company renegotiated an agreement to restructure this debt in consideration for a cash payment of $150,000 paid in November 1999 and a noninterest-bearing note of $512,500 payable in monthly installments of $28,472 beginning December 1, 1999. This note will be discounted to an effective interest rate of 9.5%. This restructuring resulted in an gain on the extinguishment of debt in the amount of $374,642. Please see Note 4.

Mortgage payable, 9.5%. Note payable, interest at 9.5%, collateralized by real estate, payable in monthly installments of $1,139 through May 2000 with a final payment of $83,506 due in June 2000.

Equipment notes, 9.95% to 10.9%. Other notes payable, interest ranging from 9.95% to 10.9%, collateralized by equipment, payable in monthly principal and interest installments ranging from $634 to $1,191 through June 2004.

Annual maturities. As of September 30, 2000, annual maturities of long term debt are as follows:

          Year ending
          2001            $  390,342
          2002                49,677
          2003               759,554
          2004                 3,060
          2005                 3,060
          Thereafter              --
                          ----------
                          $1,205,693
                          ==========

Note 12 - Deferred Revenue

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

The Company is not scheduled to receive any further payments until a Michigan or Indiana casino opens. Lakes Gaming anticipates the commencement of construction on a Michigan casino in 2001. However, there can be no assurances provided with respect to timing of completion of the casino as the proposed gaming site must be accepted into trust by the U.S. government before construction can begin.

Note 13 - Lease Commitments

The Company and its subsidiaries lease buildings and equipment under non-cancelable operating lease agreements which expire at various times through the year 2005. These leases generally provide that the Company pay taxes, insurance and maintenance related to leased assets.

Total rent expense under operating leases was $70,989 and $411,986 in 2000 and 1999.

At September 30, 2000, the Company was obligated non-cancelable operating leases to make future minimum lease payments as follows:

          Year ending
          2001                           $ 168,628
          2002                             129,299
          2003                              40,355
          2004                              18,516
          2005                               5,056
          Thereafter                            --
                                         ---------
                                         $ 361,854
                                         =========

         In September 1999, the Company exchanged its theater in Branson, Missouri, for the discharge of its mortgage payable of $7,009,000. The Company recognized a loss of $536,351 in 1999 and is reported in discontinued operations of its entertainment segment as an adjustment to expenses. Please see Note 3. The Company has leased back the theater from the mortgagee for an initial period of two years at an annual rental fee of $840,000. Thereafter, the Company has five one-year options to renew the lease at that rent plus a cost-of-living increase not to exceed 3% per annum. This operating lease is also accounted for in discontinued operations.

Note 14 - Income Taxes

Income tax expense consists of the following:
                                                  2000              1999
                                                  ----              ----
          Currently payable - Federal          $       --       $        --
                            - State                    --                --
                                               ----------       -----------
                                                       --                --
                                               ----------       -----------
          Deferred          - Federal                  --         2,000,000
                            - State                    --                --
                                               ----------       -----------
                                               $       --       $ 2,000,000
                                               ==========       ===========

Deferred tax assets and liabilities consist of the following:


                                                  2000              1999
                                                  ----              ----
          Net operating losses                 $5,776,000        $5,626,000
          Valuation allowance                  (5,776,000)       (5,626,000)
                                               ----------       -----------
                                               $       --       $        --
                                               ==========       ===========

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The netting of deferred assets and liabilities reflects management's estimate of the amount which will be realized from future taxable income which can be predicted with reasonable certainty.

The  Corporation  has  net  operating   losses   carryforward  of  approximately
$9,400,000 for Federal and state tax purposes that begin to expire in 2019.

Note 15 - Warrants

In connection with the 13% convertible debentures issued in September 1997, the Company issued 25,000 warrants to the broker. The warrants were exercisable through September 2000 at an exercise price of 120% of the September 1997 closing price as defined by the agreement. The warrants were not exercised.

During 1999, warrants originally issued in connection with the Company's initial public offering expired. These warrants were for the purchase of 2,400,000 common shares at exercise prices ranging from $6.75 to $8.25 per share. None of these warrants were exercised prior to expiration.

Note 16 - Options and Awards

Certain financial consultants to the Company received options in December 1992 and January 1993 to acquire 87,500 shares of common stock as consideration for services rendered. These options are fully vested and are exercisable at $2.375 per share for 17,500 shares and at $0.75 per share for 70,000 shares. None of these options have been exercised to date.

A former Company executive was granted options in September 1995, as part of an employment termination arrangement, to acquire 50,000 shares of common stock at an exercise price of $2.50 for 25,000 shares and $6.80 each for 25,000 shares. The aggregate options expire in September 2003 and none of the options have been exercised to date.

During 1997, certain individuals received 30,500 options as a condition of employment and a consultant received 20,000 options.

The Company has two active stock incentive plans. In July 1993, the Company adopted a stock option plan (the "1993 Plan"), which was amended in 1995, and in April 1997, the Company's stockholders approved a separate stock option plan (the "1997 Plan"). Both plans provide for the issuance of incentive stock options at a purchase price approximating the fair market value of the Company's common shares at the date of the grant (or 110% of such fair market value in the case of substantial stockholders). The 1993 and 1997 Plans also authorize the Company to grant nonqualified options, stock appreciation rights, restricted stock and deferred stock awards. A total of 1,000,000 shares of the Company's common stock has been reserved pursuant to the 1993 and 1997 Plans. As of September 30, 2000, there were 344,300 options outstanding under the 1993 Plan and 0 shares available for grant under such plan and there were 566,333 options outstanding under the 1997 Plan and 50,367 shares available for grant under such plan.

The following table summarizes information related to shares under option and shares available for grant under the Company's 1993 and 1997 Plans:

                                                         Number of   Weighted Avg.
                                                          Shares     Exercise Price
                                                         ---------   --------------

          Options outstanding at September 30, 1998       874,133       $   1.48
              Granted                                     558,000           0.41
              Exercised, expired or forfeited            (493,000)          1.92
                                                         --------       --------
          Options outstanding at September 30, 1999       938,633           1.48
              Granted                                      20,000           0.30
              Exercised, expired or forfeited             (48,000)          2.51
                                                         --------       --------

          Options outstanding at September 30, 2000       910,633       $   1.07
                                                         ========       ========

The following table summarizes information about stock options under the Company's 1993 and 1997 Plans outstanding at September 30, 2000:

                                              Outstanding                         Exercisable
                                Number        Weighted Avg.       Number of      Weighted Avg.
Range of Exercise Price       of Shares       Exercise Price       Shares        Exercise Price
-----------------------------------------------------------------------------------------------
$0.31 - $0.62                  475,000             $0.42          447,500             $0.41
 1.00  -  1.94                 284,333              1.62          284,333              1.62
 2.00  -  2.375                127,000              2.03          127,000              2.03
 3.13  -  3.75                  24,300              3.13           24,300              3.13
                                ------              ----           ------              ----
                               910,633             $7.04          883,133             $1.12
                               =======              ====          =======              ====

The Company applies APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for options. Under APB Opinion 25, because the exercise price of the options equals the market price of the underlying stock on the measurement date, no compensation expense is recognized.

Had the Company accounted for these plans under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:
                                                   2000                1999
                                              -------------       -------------
          Net loss - operating
              As reported                     $  (2,905,196)      $  (5,412,731)
              Pro forma                       $  (3,055,196)      $  (5,569,891)
          Net operating loss per share -
              basic and diluted
              As reported                     $       (0.26)      $       (0.55)
              Pro forma                       $       (0.27)      $       (0.57)

Note 17 - Defined Contribution Plan

Effective July 1, 1997, the Company adopted a defined contribution 401(k) plan (the "Plan") covering substantially all of its U.S. employees. Eligible employees may contribute up to 15% of compensation, as defined in the Plan. The Company has an optional matching program (approved annually by the Board of Directors) where the Company matches a percentage of the employee's contribution (currently 50% of the first 6% of contribution). In May 1999, the Company elected to discontinue this matching program. Company-matched contributions vest in full after seven years of an employee's credited service to the Company. The Company also has an option to make additional profit sharing plan contributions (none in fiscal 1997). Defined contribution expense totaled $10,895 and $14,168 in 2000 and 1999, respectively. Due to lack of participation and the cost per participant to administration, the 401K plan was terminated September 30, 2000. Employees were given the option of rolling their contributions over to self directed IRA's or receiving a cash settlement.


Note 18- Commitments and Contingencies

          (a) James Barnes and Prudence Barnes, two former officers of a subsidiary of the Company, have brought suit in State District Court, Clark County, Nevada, against the Company in connection with their employment termination in June 1995. The Barnes have alleged the Company breached their contracts. No specific amount of damages has been claimed. On May 31, 2000, the Clark County Nevada court dismissed the Barnes' claims of intentional misrepresentation and breach of contract, but found in favor of the plaintiffs with respect to their employment contracts, awarding them $185,000 including interest and attorney's fees. The judgment was paid and all claims asserted with respect to the matter are fully resolved.

          (b) On December 31, 1997, the Company's former chairman, Kevin Kean, defaulted on repaying the $1,232,000 principal of notes receivable due the Company. The Company held 150,000 shares of the Company's stock as collateral. On January 15, 1998, the Company signed a subsequent agreement with Mr. Kean. Under this agreement, 220,000 additional shares of the Company's stock owned by Mr. Kean were canceled along with the 150,000 collateral shares held (valued at the market price of $1.19 per share). Additionally, the Company and Mr. Kean entered into a new note agreement. The 7% interest bearing note of $1,196,885, including approximately $143,000 of previously reserved interest was to mature on January 15, 2001. The note is collateralized by the individual's 5% interest in the Company's Pokagon management fee. Solely at the Company's discretion, at any time prior to maturity, the Company can take the collateral as payment in full for the note. Under the terms of the Loan and Settlement Agreement, ". . .In the event that CRC shall sell, assign or transfer its interest in the Pokagon Project, in whole or in part, to any other party, by way of sale, loan, settlement, fee, or otherwise for consideration in an amount in excess of $1 million, Kean's obligation under the Renewal Note shall be fully discharged and satisfied and CRC shall mark the Renewal Note "Paid" and return it to Kean . . ." In August 1999, the Company and Lakes Gaming entered into a Revised Conditional Release Agreement and Termination Agreement regarding the Pokagon Project pursuant to which the Company received a $2 million cash advance, which is subject to repayment if certain future events do not occur. The Company has marked Kean's Renewal Note "Paid" after offsetting any fee due Mr. Kean under the Pokagon Management Agreement and returned it to Kean with the understanding that the obligations thereunder are now discharged.

          (c) The Company initiated a civil suit against Harrah's on September 4, 1998, in Federal District court for the District of Minnesota. The Company alleges that Harrah's breached the Technical Assistance and Consulting Agreement and tortuously interfered with the Company's contractual and prospective economic advantage associated with the Pokagon Band of Potawatomi Indians'
               Management Agreement. The suit further alleges that Harrah's withheld vital business information from the Company. Harrah's has filed a motion to dismiss based on denial that Harrah's is a property party to the lawsuit and that the Technical Assistance and Consulting Agreements do not create a partnership or Joint Venture relationship with the Company. The Company filed its response to Harrah's Motion for Summary Judgment in late December 1998. The Federal Minnesota District Court granted Harrah's Motion for Dismissal for Summary Judgment and the Company's complaint was dismissed with prejudice on May 24, 1999. The Company filed an appeal in the Eight Circuit US Court of Appeals on September 16, 1999. The Company asserts that it has the right to resolve the dispute with Harrah's in some forum and the trial court erred by dismissing the Company's Complaint without granting the Company leave to file an Amended Complaint which included a claim for an accounting and damages under the Uniform Partnership Act. The Company plans to vigorously pursue its claims and seeks a judgement against Harrah's plus interest and legal fees.

                                                                            F-22

          (d) The Company initiated a civil suit against Willard Smith and Monarch Casino, Inc., ("Monarch") on December 19, 1998, in the Circuit Court of Jackson, Mississippi. The Company alleges that Mr. Smith and Monarch Casinos, Inc. have breached the terms of the Memorandum of Understanding, Amendment and Modification Agreement, and Consulting Agreement by failing to provide the services required under the terms of the agreements, breaching their obligations of good faith to the Company, and by attempting to secure the termination of the Company's interest in the Pokagon project. The suit further alleges Mr. Smith has defaulted on his obligations to pay rent and maintain the up-keep of the Company residential property located at 303 LaSalle Street, Ocean Springs, Mississippi and defaulted on the repayment of loans from the Company in excess of $300,000. The Company seeks a judgment of and against Monarch Casino, Inc. and Willard Smith; plus interest and attorneys fees for notes due and material breach of agreements; removal of Mr. Smith from the rental property and punitive damages. Mr. Willard Smith filed a counter claim on February 16, 1999, alleging breach of contract; breach of duty of fail dealing; tortuous interference with prospective business advantage; specific performance of contract to purchase real property and fraud. Additionally, Mr. Smith filed a suit on July 10, 2000, against the Company's CEO, J. Pilger alleging that he is the alter ego of the Company and liable for the actions of the Company including breach of contract, tortuous interference, breach of duty of good faith and fair dealing, breach of contract to purchase real property and fraudulent inducement. The Company and Mr. Pilger each plan to vigorously defend themselves in this counterclaim and are asking the court to dismiss the matter. A trial date is set for April, 2001.

          (e) The Company initiated suit again Mark McKinney, personally, and Mana Corporation, on March 12, 1999, in the Circuit Court of Benton County, Arkansas. The Company alleges that Mr. McKinney and Mana Corporation breached the terms of the Letter of Intent and the Extension Agreement dated December 4, 1998, by prematurely terminating the agreement before April 30, 1999, and failure to repay a short term loan made to Mark McKinney, personally. The Company seeks a judgment against Mark McKinney and Mana Corporation in the amount of $150,000 plus interest and attorney's fees. Due to the uncertainty of Mr. McKinney's ability to make payment, $75,000 of this receivable has been reserved. Mark McKinney and Mana Corporation filed a counter claim April 5, 1999, alleging Mana Corporation incurred additional expenses associated with the due diligence with the Company and is asking for a judgment against the Company for $51,997 in addition to prejudgment and post judgment interest and attorney's fees. In November 1999, Mana Corporation petitioned an Arkansas Court for reorganization under Chapter 11 of the Bankruptcy Code, therefore the balance of the receivable was reserved in November 1999. The Company received a judgment against Mr. McKinney personally in the amount of $165,000. On April 10, 2000, Mr. McKinney personally petitioned the Arkansas Court for protection under Chapter 13 of the Bankruptcy Code.

Note 19-Subsequent Events

               On October 12, 2000, Mr. Birks tendered an unexpected resignation with respect to his employment contract Mr. Birks has indicated a willingness to nullify his employment agreement, and enter into negotiation with the Company for the purchase of the minority partner 20% interest in BounceBackMedia.com, Inc.

               Amendment to the Letter of Intent between On Stage Entertainment, Inc. was executed on January 11, 2001. Per the terms of the Amendment, On Stage released $100,000 from escrow to the Company, and will deposit an additional $250,000 into escrow on or before January 26, 2001 for the Company's consideration in delaying $650,000 of the $1 million down payment due on the date of close, January 31, 2001, to February 15, 2001.

                                                                            F-23