Form 10QSB
period 2000-12-31
BOUNCEBACKTECHNOLOGIES COM INC
filed 2001-02-14
CIK 899778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2000

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

                             707 Bienville Boulevard
                        Ocean Springs, Mississippi 39564
                      -------------------------------------
                     (Address of principal executive office)

                    Issuer's telephone number: (228) 872-5558


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [   ] No

As of February 12, 2001, 12,461,258 Shares of Common Stock of the Company were outstanding.

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
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (unaudited)

ASSETS at                                                    December 31, 2000     September 30, 2000
                                                               ------------           ------------
CURRENT ASSETS

     Cash                                                      $    276,273           $     98,208

     Accounts receivable, net                                       149,171                121,132

     Inventory                                                       10,005                 12,149

     Prepaid expenses                                                94,436                174,123

     Net assets for sale - entertainment                            395,040                505,274

     Net assets for sale - gaming                                   633,684                698,475
                                                               ------------           ------------

           TOTAL CURRENT ASSETS                                   1,558,609              1,609,361

DEFERRED INCOME TAXES                                                  --                     --

PROPERTY AND EQUIPMENT, net                                         330,938                368,873


GOODWILL, net                                                       503,912                523,300

NOTES RECEIVABLE - related parties, net                             202,818                244,145

OTHER ASSETS                                                         24,201                 24,201
                                                               ------------           ------------

                                                               $  2,620,478           $  2,769,880
                                                               ============           ============

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                          $    428,344           $    335,820

     Current obligation - long term debt                            220,262                390,342

     Accrued expenses and other liabilities                         117,244                269,906
                                                               ------------           ------------

          TOTAL CURRENT LIABILITIES                                 765,850                996,068

LONG TERM DEBT, net of current portion                              793,153                815,351

DEFERRED REVENUE                                                  2,000,000              2,000,000

MINORITY INTEREST                                                  (104,904)               (82,602)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

     Preferred Stock - 8% cumulative, $0.01
      par value; 5,000,000 shares authorized,
      none issued and outstanding                                      --                     --

     Common Stock - $0.01 par value; 30,000,000
      shares authorized, 12,461,258 shares issued and               113,613                113,613
      outstanding

     Additional paid-in capital                                  23,155,247             23,155,247

     Retained deficits                                          (24,102,481)           (24,227,797)

     Accumulated comprehensive income                                  --                     --
                                                               ------------           ------------

             TOTAL STOCKHOLDERS' EQUITY                            (833,621)              (958,937)
                                                               ------------           ------------

                                                               $  2,620,478           $  2,769,880
                                                               ============           ============

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       BOUNCEBACKTECHNOLOGIES.COM, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FOR THE THREE MONTHS ENDED DECEMBER 31
                                                 (unaudited)

                                                                              2000                  1999
                                                                         ------------           ------------
OPERATING REVENUES:

     Management fees                                                     $       --             $       --

     Technology sales                                                          92,952                   --
                                                                         ------------           ------------

                                                                               92,952
                                                                         ------------           ------------

OPERATING EXPENSES:

     Technology cost of sales                                                  56,855                   --

     Technology selling, general and administrative expenses                  147,609                   --

     Corporate  selling, general and administrative expenses                  476,330                578,204
                                                                         ------------           ------------

                                                                              680,794                578,204
                                                                         ------------           ------------

OPERATING PROFIT                                                             (587,842)              (578,204)

OTHER INCOME AND EXPENSES:

     Other income                                                               3,735                   --

     Interest income                                                           18,669                 13,443

     Interest expense                                                            --                  (28,866)
                                                                         ------------           ------------

                                                                               22,404                (15,423)
                                                                         ------------           ------------

     LOSS BEFORE MINORITY INTEREST                                           (565,438)              (593,627)

Minority Interest                                                              22,302                   --
                                                                         ------------           ------------

     LOSS BEFORE INCOME TAXES                                                (543,136)              (593,627)

Provision for income taxes                                                       --                     --
                                                                         ------------           ------------

          NET LOSS - OPERATING                                               (543,136)              (593,627)
                                                                         ------------           ------------

DISCONTINUED OPERATIONS:

     Income from discontinued operations - entertainment                      760,727                929,766

     Loss from discontinued operations - gaming                               (92,276)              (159,840)
                                                                         ------------           ------------

          NET INCOME (LOSS) - DISCONTINUED OPERATIONS                         668,451                769,926
                                                                         ------------           ------------

EXTRAORDINARY ITEM - Gain on early extinguishment of debt                        --                  390,826
                                                                         ------------           ------------

                        NET INCOME (LOSS)                                $    125,315           $    567,125
                                                                         ------------           ------------

NET INCOME (LOSS) PER SHARE - Basic and Diluted

     Operating loss                                                      $      (0.04)          $      (0.06)

     Discontinued operations                                                     0.05                   0.07

     Extraordinary item - gain on early extinguishments of debt                  --                     0.04
                                                                         ------------           ------------

                   NET INCOME (LOSS) PER SHARE                           $       0.01           $       0.05
                                                                         ------------           ------------

Weighted average common shares outstanding                                 12,361,258             10,431,880
                                                                         ------------           ------------

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       BOUNCEBACKTECHNOLOGIES.COM, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
                                                 (unaudited)

                                                                         2000                  1999
                                                                     -----------           -----------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                         $  (543,136)          $  (593,627)

Adjustments to reconcile net income to net cash provided by operating activities:

    Gain on early extinguishment of debt                                    --                 390,826

    Depreciation and amortization                                         19,816                 8,260

    Provisions for doubtful accounts                                       7,862                  --

    Minority interests                                                   (22,302)                 --

    Net change in working capital accounts                               (45,759)              124,210

    Net change in long term accounts                                      98,650                42,348
                                                                     -----------           -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                               (484,869)              (27,983)

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of property and equipment                                     --                 (14,208)
                                                                     -----------           -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                   --                 (14,208)

CASH FLOWS FROM FINANCING ACTIVITIES

    Repayments of long term debt                                         (22,198)             (822,106)
                                                                     -----------           -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                (22,198)             (822,106)
                                                                     -----------           -----------

          CASH FLOWS PROVIDED BY OPERATIONS                             (507,067)             (864,297)

CASH FLOWS FROM DISCONTINUED OPERATIONS

    Entertainment segment                                                768,619             1,111,752

    Gaming segment                                                       (83,487)               49,290
                                                                     -----------           -----------

NET CASH PROVIDED BY DISCONTINUED OPERATIONS                             685,132             1,161,042
                                                                     -----------           -----------

NET INCREASE (DECREASE) IN CASH                                          178,065               296,745

CASH AT BEGINNING OF PERIOD                                               98,208               957,253
                                                                     -----------           -----------

                             CASH AT END OF PERIOD                   $   276,273           $ 1,253,998
                                                                     ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid during the three months for interest expense          $      --             $    27,866

     Cash paid during the three months for income taxes              $      --             $      --

DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

   Common stock issued on conversion of debentures                       629,378



      The accompanying notes are an integral part of these condensed consolidated financial statements.

                                            BOUNCEBACKTECHNOLOGIES.COM, INC.
                                UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      THREE MONTHS ENDED DECEMBER 31, 2000 and 1999

                              Common                     Additional                            Accumulated
                              Stock        Common         Paid-In          Retained           Comprehensive
                           Outstanding      Stock         Capital          Deficits              Income           Total
                           -----------      -----         -------          --------              ------           -----

BALANCE at
September 30, 1999           10,431,880    $ 104,319       $22,953,761   $ (23,811,409)             $   -       $(753,329)

Common stock issued on
conversion of debentures        629,378        6,294           144,486                                            150,780

Options issued on
conversion of debentures                                         9,000                                              9,000

Net income                                                                     567,125                            567,125
                                                                         --------------                      ------------

BALANCE at
December 31, 1999            11,061,258    $ 110,613      $ 23,107,247   $ (23,244,284)            $    -        $(26,424)
                             ==========    =========      ============   ==============          ========       =========




BALANCE at
September 30, 2000           12,461,258    $ 113,613      $ 23,155,247   $ (24,227,797)                 -        (958,937)

Net loss                                                                       125,315                            125,315
                                                                         --------------                      ------------

BALANCE at
December 31, 2000            12,461,258    $ 113,613      $ 23,155,247   $ (24,102,481)            $    -     $  (833,621)
                             ==========    =========      ============   ==============          ========    ============


           The accompanying notes are an integral part of these condensed consolidated financial statements.

                        BOUNCEBACKTECHNOLOGIES.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of the Company are unaudited. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results of a full year.

The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company's annual report. Therefore, the interim statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report.

Note 1 - Business

Recent Developments:

BounceBackTechnologies.com, Inc. (together with its subsidiaries the "Company") was formerly known as Casino Resource Corporation. The name change, effective January 1, 2000, reflects the Company's intent to focus on marketing, sales and advertising business solutions to the Internet and e-commerce industries. The Company's new ticker symbol for its common stock is "BBTC" and the stock is traded on the NASD OTCBB.

Effective January 25, 2001, the Company entered into an asset purchase agreement with On Stage Entertainment, Inc. ("On Stage") to sell the Company's assets relating to the Country Tonite Theatre in Branson, Missouri, and the Country Tonite Production Show for $3.8 million. The sale does not include the licensing agreement with Country Tonite Theatre Pigeon Forge, Tennessee. On January 31, 2001, the Company closed the sale transaction with On Stage and received $380,000 in cash, a secured short term 10% interest bearing note for $650,000 of which $150,000 is due on or before February 15, 2001 and $500,000 is due on or before March 15, 2001, and the balance of $2,800,000 million is payable to the Company under a 10% interest bearing secured promissory note due no later than July 31, 2001. Interest payments underlying the promissory note will be paid monthly, one month in arrears, beginning March 1, 2001. Accordingly, CRC of
Branson, Inc., a wholly owned Missouri subsidiary and Country Tonite Entertainment, Inc., a wholly owned Nevada subsidiary as previously disclosed the "entertainment segment" are reported as discontinued operations.

Additionally, the Company has implemented a strategy to divest itself of its gaming segment, Casino Caraibe, located in Tunisia, North Africa; which is also reported as discontinued operations herein.

NOTE 2   Net Assets Held for Sale

Entertainment

In conjunction with the Company's decision to focus its business efforts on marketing and sales applications in the e-commerce industry, it offered its entertainment segment for sale. The entertainment segment is comprised of the Company's wholly owned subsidiaries, Country Tonite Enterprises, Inc. and CRC of Branson, which leased and operated the Country Tonite Theatre in

Branson, Missouri and entered into a license agreement with the Country Tonite Theatre in Pigeon Forge, Tennessee.

Statement of Operations and Assets and Liabilities of the entertainment segment at December 31, 2000 and September 30, 2000 were as follows;


Three months ended Dec. 31               2000                 1999
                                     -----------          -----------

Revenues

    CRC of Branson                   $ 1,897,566          $ 2,038,289

    CTE                                     --                411,000

    CTT, LLC                                --                   --
                                     -----------          -----------

                                       1,897,566            2,449,289

Expenses

    CRC of Branson                     1,130,939            1,189,078

    CTE                                    5,900              336,445

    CTT, LLC                                --                 (6,000)
                                     -----------          -----------

                                       1,136,839            1,519,523

Income                               $   760,727          $   929,766
                                     ===========          ===========


                                    DEC. 31, 2000         SEP. 30, 2000
                                     -----------          -----------

Assets

    Current assets                   $   564,147          $   664,415

    Property and equipment               212,179              220,070

    Other assets                            --                   --
                                     -----------          -----------

Total assets                             776,326              884,485
                                     -----------          -----------

Liabilities

    Current liabilities                  381,286              379,211

    Long term debt                          --                   --

    Other liabilities                       --                   --
                                     -----------          -----------

Total liabilities                        381,286              379,211
                                     -----------          -----------

Net assets for sale                  $   395,040          $   505,274
                                     ===========          ===========

Gaming

Through its wholly owned subsidiary CRC of Tunisia, S.A., the Company leases and operates a casino and 500 seat theatre in Sousse, Tunisia, North Africa. The Company desires to sell its casino operation in Tunisia, and continues to report its activity as a discontinued operation.


Three months ended Dec. 31              2000                   1999
                                     -----------           -----------

Revenues                             $   450,690           $   663,349

Expenses                                 542,966               823,189
                                     -----------           -----------

           Income (Loss)             $   (92,276)          $  (159,840)
                                     ===========           ===========

Assets

    Current assets                   $   990,514           $   854,442

     Property and equipment              893,043             1,019,676

    Other assets                            --                    --
                                     -----------           -----------


            Total assets               1,883,557             1,874,118
                                     -----------           -----------

Liabilities

    Current liabilities                1,242,148             1,167,918

    Long term debt                          --                    --

    Currency translation                   7,725                 7,725
                                     -----------           -----------

         Total liabilities             1,249,873             1,175,643
                                     -----------           -----------

        Net assets for sale          $   633,684           $   698,475
                                     ===========           ===========

NOTE 3   Long-Term Liabilities

                                               DEC. 31, 2000      SEP. 30, 2000
                                                ----------         ----------

Debenture, 6%                                   $     --           $  127,894

Debenture, zero, discounted at 6%                  728,154            710,268

Note payable, zero, discounted at 9.5%             139,127            219,869

Mortgage payable, 9.5%                              81,134             82,457

Equipment notes, 9.95% to 10.9%                     65,000             65,205
                                                ----------         ----------

                                                 1,013,415          1,205,693

Less current obligation                            220,262            390,342
                                                ----------         ----------

                                                $  793,153         $  815,351
                                                ==========         ==========

Long-Term Debt
On December 31, 1999, the Company and Roy Anderson Corporation agreed to amend and restate the debenture agreement. The restated debenture agreement separated the remaining balance outstanding of $1,028,553 as of December 31, 1999 into two debentures. The first debenture of $342,655 is payable at 6% fixed interest in monthly installments of $44,326 beginning April 2000 with the last payment due November 2000. The second debenture of $685,898 is payable in one lump sum at 6% fixed interest on December 31, 2002. Mandatory prepayment conditions exist for the second debenture should the Company complete its sale of discontinued operations, the sale or disposition of other existing business assets or operations, the collection of any proceeds from litigation or the collection of any payments from the Lakes Gaming agreement. In addition, the Company granted Mr. Anderson an option to purchase 300,000 shares of common stock to modify the original debenture. (These options were exercised in May 2000.) The Company also posted 1,100,000 shares of common stock in escrow as collateral.

In October 1999, the Company renegotiated an agreement to restructure a discounted note payable in consideration for a cash payment of $150,000 paid in November 1999 and a noninterest-bearing note of $512,500 payable in monthly installments of $28,472 beginning December 1, 1999. This note will be discounted to an effective interest rate of 9.5%. This restructuring resulted in an gain on the extinguishment of debt in the amount of $374,642.

A mortgage payable with interest at 9.5%, collateralized by real estate, is payable in monthly installments of $1,139 through May 2000 with a final payment of $83,506 due in June 2001. It is the Company's intent to refinance this debt.

Other  notes  payable,   with  interest   ranging  from  9.95%  to  10.9%,   are
collateralized   by  equipment,   payable  in  monthly  principal  and  interest
installments ranging from $634 to $1,191 through June 2004.

As of December 31, 2000, annual maturities of long term debt are as follows:


                Year ending

                2001                       $ 198,064

                2002                          49,677

                2003                         759,554

                2004                           3,060

                2005                           3,060

                Thereafter                       -
                                         -----------
                                         $ 1,013,415
                                         ===========

The Company has a line of credit of $200,000 of which zero balance was due December 31, 2000.

NOTE 4   Deferred Revenue
In December 1998, the Company entered into a Memorandum of Understanding to form a joint venture with Lakes Gaming, Inc. (NASDAQ: LACO) for the purpose of pursuing a management and development agreement to develop one or more casinos on behalf of the Pokagon Band of Potawatomi Indians (the "Pokagon Tribe") in southwestern Michigan and northern Indiana. In May 1999, the Company and Lakes Gaming entered into an agreement to terminate the Memorandum of Understanding, in the event that the Pokagon Tribe chose to enter into management and development agreements solely with Lakes Gaming. In June 1999, Lakes Gaming was selected by the Pokagon Tribe to negotiate a management and development agreement. On August 31, 1999, the newly elected tribal council of the Pokagon Tribe ratified the Management and Development Agreement with Lakes Gaming and the Company's Revised Conditional Release and Termination Agreement with Lakes Gaming became effective. The terms of the Revised Conditional Release and Termination Agreement call for the payment by Lakes Gaming, Inc. to the Company of an aggregate maximum sum of $16.1 million. The balance of $14.1 million is payable if certain events occur relative to, among other things, the location of the Tribe's casino, the opening of the casino and Lakes Gaming manages the casino. The Company received a $2 million payment on August 31, 1999. The agreement calls for the Company to repay the $2 million if after five years the casino has not opened. Further, $2.5 million of the $16.1 million payment is due only if the Tribe builds a casino in Indiana and Lakes Gaming is the manager.

The Company is not scheduled to receive any further payments until a Michigan or Indiana casino opens. Lakes Gaming anticipates the commencement of construction on a Michigan casino in 2001. However, there can be no assurances provided with respect to timing of completion of the casino as the proposed gaming site must be accepted into trust by the U.S. government before construction can begin

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain factors which have affected the Company's financial position and operating results during the period included in the accompanying condensed consolidated financial statements.

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999.

The Company is holding its entertainment and gaming segments for sale in order to focus the Company's resources on promotional and marketing opportunities in the e-commerce industry. As a result, the entertainment and gaming segments are reported as discontinued operations. Consequently, only BounceBackMedia reported revenues of $92,952 from continuing operations reported for the three months ended December 31, 2000.

As of January 25, 2001 the Company entered into an asset purchase agreement with On Stage Entertainment, Inc. for $3.8 million. The company closed the sale with On Stage on January 31, 2001 and received cash totaling $380,000 and secured 10% interest bearing promissory notes for the remaining balance due.

The Company's general and administrative expenses aggregated $453,926 in the three months ended December 31, 2000. This was a decrease of $124,278 or 21%, from the $578,204 incurred in the same period in 1999. The decrease was due primarily to a reduction in accounting fees ($36,491), bad debt expense ($79,526) and interest expense ($42,525).

Interest expense totaled $5,127 for the three months ended December 31, 2000 compared to $27,866 for the same period in fiscal 1999. The reduction was primarily due to the refinancing and early extinguishment of debt.

No federal income tax expense was recorded for the three months ended December 31, 2000 or December 31, 1999 as a result of available federal net operating loss carryforwards. At December 31, 2000, the Company has net operating loss carryforwards of approximately $10,000,000 for federal and state tax purposes that begin to expire in 2009.

Operating results of the entertainment segment being held for sale, exclusive of corporate charges, for the three month periods ended December 31, 2000 and 1999 were as follows:

                        2000               1999
                    ----------          ----------
Revenues            $1,897,566          $2,449,289
Net Income          $  760,727          $  929,766
                    ==========          ==========

Operating results of the gaming segment being held for sale, exclusive of corporate charges, for the three month periods ended December 31, 2000 and 1999 were as follows:

                      2000               1999
                  ---------           ---------
Revenues          $ 450,690           $ 663,349
Net Loss          $ (92,276)          $(159,840)
                  =========           =========

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased from $98,208 as of September 30, 2000 to $276,273 as of December 31, 2000. Cash and cash equivalents do not reflect any cash balances from the entertainment or gaming segments being held for sale. Nor do these balances reflect any funds from the anticipated sale from either discontinued business segment.

The Company anticipates using the proceeds from the sale of its discontinued operations to provide, among other things, capital for its marketing and sales applications relative to its mini-CD technology.

Under the Revised Conditional Release and Termination Agreement with Lakes Gaming, the Company could receive up to $16.1 million over the life of the management contract Lakes Gaming has with the Pokagon Band of Potawatomi Indians. A $2 million payment was received in fiscal 1999. The agreement also calls for the Company to repay the $2 million payment if after 5 years a Pokagon casino is not opened. The Company will not receive any further payments under the agreement until a Michigan or Indiana casino opens.

Until such time the discontinued segments are sold, the Company anticipates that cash on hand and cash from future operations will be sufficient to meet the working capital and debt service requirements of its existing business for the next fiscal year.

Capital Expenditures by the Company were $3,240 for the three months ended December 31, 2000, compared to $14,208 for the same period in 1999. This expenditure was for the purchase of computer equipment for BounceBackMedia.com.

SEASONALITY

The casino operations of the discontinued gaming segment is subject to seasonal factors. Primarily the slow tourist season occurs from October through April each year.

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

On December 31, 1997, the Company's former chairman, Kevin Kean, defaulted on repaying $1,232,000 plus accrued interest due the Company. The Company filed suit against Mr. Kean which resulted in a settlement agreement (the "Settlement Agreement"). Under the Settlement Agreement, 220,000 shares of Company stock were canceled along with the 150,000 shares then pledged to the Company, at the market price of $1,19 per share. Additionally, Mr. Kean executed a new promissory note in favor of the Company, (the "Renewal Note"). the Renewal Note was in the amount of $1,196,885, and was to mature on January 15, 2001. The Renewal Note was collateralized by Mr. Kean's 5% interest in the Company's
Pokagon management fee. The Settlement Agreement also permitted that in the Copmany's sole disretion, and at any time prior to maturity, the Company could take the collateral as payment in full for the note. Further, under the terms of the Settlement Agreement: "In the event that the Company shall sell, assign or transfer its interest in the Pokagon Project, in whole or in part, to any other party, by way of sale, loan, settlement, fee or otherwise for consideration in an amount in excess of $1 million, Kean's obligation under the Renewal Note shall be fully discharged and satisfied and the Company shall mark the Renewal Note "Paid" and return it to Kean. In August 1999, the Company and Lakes Gaming entered into a Revised Conditional Release Agreement and Termination Agreement regarding the Pokagon Project pursuant to which the Company received a $2 million cash advance, which is subject to repayment if certain future events do not occur. The Company marked the Renewal Note "Paid" after offsetting any fee due Mr. Kean under the Pokagon Management Agreement and returned it to Kean with the understanding that the obligations thereunder are now discharged.

The Company initiated a civil suit against Harrah's on September 4, 1998 in United States District Court for District of Minnesota. The Company alleges that Harrah's breached the Technical Assistance and Consulting Agreement and tortuously interfered with the Copany's contractual and prospective economic advantage associated with the Pokagon Band of Potawatomi Indians' Management Agreement. The suit further alleges that Harrah's withheld vital business information from the Company. The trial court dismissed the case on May 24, 1999 for lack of jurisdication stating that the Company's claims were preempted by the Indian Gaming Regulatory Act. Accordingly, the court held that the Company's claims could not be heard in Federal Court. The Company asserts that it has the right to resolve the dispute with Harrah's in some forum and the trial court erred by dismissing the Company's complaint without granting the Company leave to file an amended complaint which would include a claim for an accounting and damages under the Uniform Partnership Act. The Company plans to vigorously pursue the claim and seeks a judgment against Harrah's plus interest and legal fees.

The Company initiated a civil suit against Willard Smith and Monarch Casinos, Inc. on December 19, 1998 in the Circuit Court of Jackson County, Mississippi. The Company alleges that Mr. Smith and Monarch Casinos, Inc. have breached the terms of the Memorandum of Understanding, Amendment and Modification Agreement, and Consulting Agreement by failing to provide the services required under the terms of the agreements, breaching their obligations of good faith to the Company and by attempting to secure the termination of the Company's interest in the Pokagon project. The suit further alleges Mr. Smith has defaulted on his obligations to pay rent and maintain the up-keep of the Company residential property located at 303 LaSalle Street, Ocean Springs, Mississippi and defaulted on repayment of loans from the Company in excess of $300,000. The Company seeks a judgment against Monarch Casinos, Inc. and Willard Smith plus interest and attorneys fees for notes due and material breach of agreements; removal of Smith from the rental property and punitive damages.

Mr. Willard Smith filed a counter claim on February 16, 1999, alleging breach of contract; breach of duty of fair dealing; tortuous interference with prospective business advantage; specific performance of contract to purchase real property and fraud. Additionally, Willard Smith filed a suit on July 10, 2000, against the Company's CEO, John J. Pilger, alleging he is the alter ego of CRC and as such liable for the acts of CRC including breach of contract; breach of duty of good faith and fair dealing; tortuous interference with prospective business advantage; breach of contract to purchase real property, and fraudulent inducement. The Company and Mr. Pilger each plan to vigorously defend themselves against the alleged counterclaims and are asking the court to dismiss the matter. A trial date has been set for October, 2001.

The Company initiated suit against Mark McKinney and Mana Corporation, on March 12, 1999, in the Circuit Court of Benton County, Arkansas. The Company alleges that Mr. McKinney and Mana Corporation breached the terms of the Letter of Intent and the Extension Agreement dated December 4, 1998, by prematurely terminating the agreement before April 30, 1999, and failure to repay a short term loan made to Mark McKinney, personally. The Company sought a judgment against Mark McKinney and Mana Corporation in the amount of $150,000 plus interest and attorney's fees. Due to the uncertainty of Mr. McKinney's ability to make payment, $75,000 of this receivable was reserved. In November 1999, Mana Corporation petitioned the Arkansas Court for reorganization under Chapter 11 of the Bankruptcy Code; therefore the balance of the receivable was reserved in November 1999. The Company received a judgment against Mark McKinney, personally in the amount of $165,000 in Benton County, Arkansas Circuit Court. On April 10, 2000, Mark McKinney, personally, petitioned the Western District, Arkansas Court for protection under Chapter 13 of the Bankruptcy Code.

Subsequent Events

Effective January 25, 2001, the Company entered into an asset purchase agreement with On Stage Entertainment, Inc. ("On Stage") to sell the Company's assets relating to the Country Tonite Theatre in Branson, Missouri, and the Country Tonite Production Show for $3.8 million. The sale does not include the licensing agreement with Country Tonite Theatre Pigeon Forge, Tennessee. On January 31, 2001, the Company closed the sale transaction with On Stage and received $380,000 in cash, a secured short term 10% interest bearing note for $650,000 of which $150,000 is due on or before February 15, 2001 and $500,000 is due on or before March 15, 2001, and the balance of $2,800,000 million is payable to the Company under a 10% interest bearing secured promissory note due no later than July 31, 2001. Interest payments underlying the promissory note will be paid monthly, one month in arrears, beginning March 1, 2001. Accordingly, CRC of
Branson, Inc., a wholly owned Missouri subsidiary and Country Tonite Entertainment, Inc., a wholly owned Nevada subsidiary as previously disclosed the "entertainment segment" are reported as discontinued operations.

Item 2.  Exhibits and Reports on Form 8-K
a)       Asset Purchase Agreement

b) The following reports on Form 8-K have been filed during the three months ended December 31, 2000:
                  1)      Form 8-K filed on December 12, 2000
                  2)      Form 8-K/A filed on December 20, 2000
                  3)      Form 8-K filed on December 26, 2000

                                   SIGNATURES
         In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

                                     BOUNCBACKTECHNOLOGIES.COM, INC.



Date: February 14, 2001              By: /s/ John J. Pilger
                                        --------------------------------------
                                            John J. Pilger,
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Rgistrant and in the capacities and on the dates indicated.

                                     SIGNATURE AND TITLE

Date: February 14, 2001              By: /s/ John J. Pilger
                                        ----------------

                                            John J. Pilger, Chief Executive
                                            Officer, President and Chairman of
                                            the Board of Directors ("principal
                                            executive officer")

Date: February 14, 2001              By: /s/ John J. Pilger
                                        ----------------

                                            John J. Pilger, Chief Financial
                                            Officer and Chief Accounting
                                            Officer ("principal financial and
                                            accounting officer")