Form 10QSB
period 2001-03-31
BOUNCEBACKTECHNOLOGIES COM INC
filed 2001-05-15
CIK 899778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001

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

                             707 Bienville Boulevard
                        Ocean Springs, Mississippi 39564
                     (Address of principal executive office)

                    Issuer's telephone number: (228) 872-5558


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [   ] No

As of May 14, 2001, 12,461,321 Shares of Common Stock of the Company were outstanding.

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Exhibits and Reports on Form 8-K


SIGNATURES

                              PART I - FINANCIAL INFORMATION
                               Item 1. Financial Statements
                             BOUNCEBACKTECHNOLOGIES.COM, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 2001 (unaudited) AND SEPTEMBER 30, 2000


ASSETS                                                               at                      at

                                                         March 31, 2001      September 30, 2000

CURRENT ASSETS
     Cash                                                  $    186,215           $     98,208

     Accounts receivable, net                                   367,703                121,132

     Inventory                                                    7,382                 12,149

     Prepaid expenses                                            97,759                174,123

     Deferred income taxes                                      567,581                     --

     Net assets for sale - entertainment                             --                505,274

     Net assets for sale - gaming                               611,688                698,475

     Note receivable                                          2,800,000                     --
                                                           ------------           ------------

           TOTAL CURRENT ASSETS                               4,638,328              1,609,361

DEFERRED INCOME TAXES, net of current portion                        --                     --

PROPERTY AND EQUIPMENT, net                                     318,555                368,873

GOODWILL, net                                                   102,550                523,300

NOTES RECEIVABLE - related parties, net                         233,992                244,145

OTHER ASSETS                                                     24,201                 24,201
                                                           ------------           ------------

                                                           $  5,317,626           $  2,769,880
                                                           ============           ============

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                      $    408,468           $    335,820

     Current obligations - long term debt                       860,422                390,342

     Accrued expenses and other liabilities                     147,787                269,906
                                                           ------------           ------------


          TOTAL CURRENT LIABILITIES                           1,416,677                996,068

LONG TERM DEBT, net of current portion                           79,720                815,351

DEFERRED REVENUE                                              2,000,000              2,000,000

MINORITY INTEREST                                              (117,137)               (82,602)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

     Preferred Stock - 8% cumulative, $0.01
     par value; 5,000,000 shares authorized, none
     issued and outstanding                                          --                     --

     Common Stock - $0.01 par value;
     30,000,000 shares authorized,
     12,461,321 shares issued and
     outstanding                                                113,613                113,613

     Additional paid-in capital                              23,155,247             23,155,247


     Retained earnings                                      (21,330,494)           (24,227,797)

     Accumulated comprehensive income                                --                     --
                                                           ------------           ------------


             TOTAL STOCKHOLDERS' EQUITY                       1,938,366               (958,937)
                                                           ------------           ------------

                                                           $  5,317,626           $  2,769,880
                                                           ============           ============

              The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   BOUNCEBACKTECHNOLOGIES.COM, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS ENDED MARCH 31, 2001 and 2000
                                              (unaudited)

                                                                         March 31, 2001       March 31, 2000

OPERATING REVENUES:
     Management fees                                                      $         --           $         --

     Technology sales                                                          113,938                 37,000
                                                                          ------------           ------------

                                                                               113,938                 37,000
                                                                          ------------           ------------

OPERATING EXPENSES:

     Technology cost of sales                                                   42,802                 32,168

     Technology selling, general and administrative expenses                   132,297                120,832

     Corporate  selling, general and administrative expenses                   573,291                665,000
                                                                          ------------           ------------

                                                                               748,390                818,000
                                                                          ------------           ------------

OPERATING PROFIT                                                              (634,452)              (781,000)

OTHER INCOME AND EXPENSES:

     Other income                                                                3,734                     --

     Interest income                                                            (9,955)                 7,000

     Interest expense                                                           (3,185)               (16,000)
                                                                          ------------           ------------

                                                                                (9,406)                (9,000)
                                                                          ------------           ------------

     LOSS BEFORE MINORITY INTEREST                                            (643,858)              (790,000)

Minority Interest                                                               12,233                     --
                                                                          ------------           ------------

     LOSS BEFORE INCOME TAXES                                                 (631,625)              (790,000)

Income tax benefit                                                           1,862,222                     --
                                                                          ------------           ------------

          NET INCOME (LOSS) - OPERATING                                      1,230,597               (790,000)
                                                                          ------------           ------------

DISCONTINUED OPERATIONS:

     Income from entertainment segment, net of taxes of $246,504              (413,659)              (384,000)
     and 0 in 2001 and 2000



     Gain on sale of entertainment segment, net of taxes of                  1,919,493                     --
     $1,048,137 and 0 in 2001 and 2000

     Income from gaming segment                                                 35,556                 91,000
                                                                          ------------           ------------

         NET INCOME (LOSS) - DISCONTINUED OPERATIONS                         1,541,390               (293,000)
                                                                          ------------           ------------

                        NET INCOME (LOSS)                                 $  2,771,987           $ (1,083,000)
                                                                          ============           ============

NET INCOME (LOSS) PER SHARE - Basic and Diluted

     Operating loss                                                       $      0.099           $     (0.075)

     Discontinued operations                                                     0.123                 (0.028)
                                                                          ------------           ------------

                   NET INCOME (LOSS) PER SHARE                            $      0.222           $     (0.103)
                                                                          ============           ============

Weighted average common shares outstanding                                  12,461,321             10,506,261
                                                                          ============           ============


                    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       BOUNCEBACKTECHNOLOGIES.COM, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2001 and 2000
                                                 (unaudited)


                                                                          March 31, 2001         March 31, 2000

        OPERATING REVENUES:
     Management fees                                                      $         --           $         --

     Technology sales                                                          206,890                 37,000
                                                                          ------------           ------------

                                                                               206,890                 37,000
                                                                          ------------           ------------

OPERATING EXPENSES:

     Technology cost of sales                                                   99,657                 32,168

     Technology selling, general and administrative expenses                   279,906                120,832

     Corporate  selling, general and administrative expenses                 1,049,621              1,243,000
                                                                          ------------           ------------

                                                                             1,429,184              1,396,000
                                                                          ------------           ------------

OPERATING LOSS                                                              (1,222,294)            (1,359,000)

OTHER INCOME AND EXPENSES:

     Other income                                                                7,470                     --

     Interest income                                                             8,714                  7,000

     Interest expense                                                           (3,185)               (32,000)
                                                                          ------------           ------------

                                                                                12,999                (25,000)
                                                                          ------------           ------------

     LOSS BEFORE MINORITY INTEREST                                          (1,209,295)            (1,384,000)

Minority Interest                                                               34,535                     --
                                                                          ------------           ------------

     LOSS BEFORE INCOME TAXES                                               (1,174,760)            (1,384,000)

Income tax benefit                                                           1,862,222                     --
                                                                          ------------           ------------

          NET INCOME (LOSS) - OPERATING                                        687,462             (1,384,000)
                                                                          ------------           ------------

DISCONTINUED OPERATIONS:

     Income from entertainment segment, net of taxes of $246,504               347,068                546,000
      and 0 in 2001 and 2000

     Gain on sale of entertainment segment, net of taxes of                  1,919,493                     --
      $1,048,137 and 0 in 2001 and 2000

      Loss from discontinued operations - gaming                               (56,720)               (69,000)
                                                                          ------------           ------------

          NET INCOME - DISCONTINUED OPERATIONS                               2,209,841                477,000
                                                                          ------------           ------------

EXTRAORDINARY ITEM - Gain on early extinguishment of debt                           --                391,000
                                                                          ------------           ------------

                        NET INCOME (LOSS)                                 $  2,897,303           $   (516,000)
                                                                          ============           ============

NET INCOME (LOSS) PER SHARE - Basic and Diluted

     Operating income (loss)                                              $      0.055           $     (0.132)

     Discontinued operations                                                     0.177                  0.045

     Extraordinary item - gain on early extinguishments of debt                     --                  0.038
                                                                          ------------           ------------

                   NET INCOME (LOSS) PER SHARE                            $      0.232           $     (0.049)
                                                                          ============           ============

Weighted average common shares outstanding                                  12,461,321             10,506,261
                                                                          ============           ============

                        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       BOUNCEBACKTECHNOLOGIES.COM, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED MARCH 31, 2001 and 2000
                                                 (unaudited)


                                                                                         March 31, 2001        March 31, 2000
                                                                                           -----------           -----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                                      $ 1,230,597           $  (790,000)

Adjustments to reconcile net income to net cash provided by operating activities:

    Deferred income taxes benefit                                                             (567,581)                   --

    Gain on early extinguishment of debt                                                            --                    --

    Depreciation and amortization                                                               19,709                12,000

    Provisions for doubtful accounts                                                                --                    --

    Minority interests                                                                         (12,233)                   --

    Amortization of discount of convertible debentures                                          11,222                    --

    Net change in working capital accounts                                                    (460,491)             (175,000)
                                                                                           -----------           -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      221,223              (953,000)
                                                                                           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of property and equipment                                                         (3,240)              (37,000)

     Decrease (Increase) in due to related party                                               (31,174)               41,000
                                                                                           -----------           -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                      (34,414)                4,000
                                                                                           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Short-term borrowings                                                                      200,000                    --

    Repayment of short-term borrowings                                                        (200,000)                   --

    Repayments of long term debt                                                                (2,737)               (7,000)
                                                                                           -----------           -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       (2,737)               (7,000)
                                                                                           -----------           -----------

          CASH FLOWS PROVIDED BY OPERATIONS                                                    184,072              (956,000)

CASH FLOWS FROM DISCONTINUED OPERATIONS

    Entertainment segment                                                                     (414,337)             (217,000)

    Gaming segment                                                                             140,207               (42,000)
                                                                                           -----------           -----------

NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                                  (274,130)             (259,000)
                                                                                           -----------           -----------

NET INCREASE (DECREASE) IN CASH                                                                (90,058)           (1,215,000)

CASH AT BEGINNING OF PERIOD                                                                    276,273             1,254,000
                                                                                           -----------           -----------

                             CASH AT END OF PERIOD                                         $   186,215           $    39,000
                                                                                           ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid during the three months for interest expense                                $     3,185           $    40,340

     Cash paid during the three months for income taxes                                    $        --           $        --

DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

   Common stock issued on conversion of debentures                                         $        --           $        --


      The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       BOUNCEBACKTECHNOLOGIES.COM, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2001 and 2000
                                                 (unaudited)

                                                                                  March 31, 2001    March 31, 2000
                                                                                  --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss)                                                                   $ 687,462       $(1,384,000)

Adjustments to reconcile net income to net cash provided by operating activities:

    Deferred income taxes benefit                                                        (567,581)               --

    Gain on early extinguishment of debt                                                       --            21,000

    Depreciation and amortization                                                          39,525            17,000

    Provisions for doubtful accounts                                                           --                --

    Minority interests                                                                    (34,535)               --

    Amortization of discount upon conversion of convertible debentures                     11,222           370,000

    Net change in working capital accounts                                               (463,264)          (43,000)
                                                                                        ---------          --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                (327,171)       (1,019,000)

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of property and equipment                                                    (3,240)          (54,000)

     Decrease (increase) in due to related party                                           10,153            82,000
                                                                                           ------            ------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                   6,913            28,000
                                                                                            -----            ------

CASH FLOWS FROM FINANCING ACTIVITIES

    Short-term borrowings                                                                 200,000                --

    Repayment of short-term borrowings                                                   (200,000)               --

    Repayments of long term debt                                                           (2,737)         (829,000)
                                                                                          -------         ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  (2,737)         (829,000)
                                                                                          -------         ---------

          CASH FLOWS PROVIDED BY OPERATIONS                                              (322,995)       (1,820,000)
                                                                                        ---------       -----------

CASH FLOWS FROM DISCONTINUED OPERATIONS

    Entertainment segment                                                                 354,282           895,000

    Gaming segment                                                                         56,720             7,000
                                                                                           ------             -----

NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                              411,002           902,000
                                                                                          -------           -------

NET INCREASE (DECREASE) IN CASH                                                            88,007          (918,000)

CASH AT BEGINNING OF PERIOD                                                                98,208           957,000
                                                                                           ------           -------

                             CASH AT END OF PERIOD                                      $ 186,215          $ 39,000
                                                                                        =========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid during the three months for interest expense                               $ 3,185          $ 68,206

     Cash paid during the three months for income taxes                                     $  --          $     --

DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

   Commonstock   issued  on   conversion   of   debentures                                  $  --          $115,920



                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                        BOUNCEBACKTECHNOLOGIES.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of the Company are unaudited. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company's annual report. Therefore, the interim statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report.

Forward-Looking Statements:

         The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings by the Company with the Securities and Exchange Commission and in reports to the Company's stockholders. Management believes that all statements regarding expectations and projections with respect to future matters, including but are not limited to, those relating to expansion, acquisition, the sale of assets and business segments and other development activities, dependence on existing management, leverage and debt service, domestic or global economic conditions (including sensitivity to exchange rate fluctuations in foreign currencies), changes in federal or state tax laws or the administration of such laws, changes in laws or regulations (including gaming laws or regulations) and the requirement to apply for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations) are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

NOTE 1   Business

Recent Developments:

On January 31, 2001, the Company sold its assets relating to the Country Tonite Show in Branson, Missouri and its Country Tonite Production rights to Onstage Entertainment, Inc. for $3.8 million. (See Note 2: Gain on Sale of Entertainment Segment)

On March 28, 2001, the Company signed a letter of intent which proposed a financing arrangement between the Company and bingo.com (OTCBB: BIGRE). Under the proposed plan, bingo.com was to issue a convertible debenture to the Company in the amount of $1.25 million. Additionally, the Company was to receive certain other consideration. After an exhaustive business and legal due diligence process, the Company announced April 17, 2001 that it terminated its letter of intent with bingo.com.

Continued Operations:

BounceBackTechnologies.com, Inc. (together with its subsidiaries, the "Company") was formerly known as Casino Resource Corporation. The name change, effective January 1, 2000, reflects the Company's intent to focus on marketing, sales and advertising business solutions to the Internet and e-commerce industries. The Company's new ticker symbol for its common stock is "BBTC" and the stock is traded on the NASD OTCBB.

To strengthen its position and bolster its efforts in penetrating the e-commerce industry, the Company acquired all of the assets of Raw Data, Inc. on December 31, 1999. Raw Data, Inc. focused on the development, sales and distribution of e-commerce business solutions through direct advertising of mini CD's used by consumers and businesses to link potential customers to websites and e-commerce centers. The newly acquired business was named BounceBack Media.com, Inc. ("BBM") and is headquartered in Fresno, California.

BBM's business strategy includes development of interactive promotional messages delivered digitally through various storage media, with emphases on CD-Rom and the internet. BBM's new media production talent and their understanding of CD-Rom storage media provides the Company a platform upon which to capitalize on internet-centric market communications.

The thrust of BBM's business to date has been derived from U. S. companies who are desirous of testing mini CD-Rom products under various application formats in smaller order increments ranging from 1000 to 10,000 units.

BBM continues to focus its efforts on specific business applications of the mini CD products by utilizing in-house templates and customized use of available software technology.

The Company has also implemented a strategy to divest itself of its gaming segment, Casino Caraibe, which is reported as a discontinued operation.

NOTE 2   Gain on Sale of Entertainment Segment

On January 25, 2001, the Company entered into an asset purchase agreement with On Stage Entertainment, Inc. ("On Stage") to sell the Company's assets relating to the Country Tonite Theatre in Branson, Missouri, and the Country Tonite Production Show for $3.8 million. On January 31, 2001, the Company closed the sale transaction with On Stage and received $380,000 in cash, a secured short term 10% interest bearing note for $650,000, of which $150,000 was paid February 15, 2001 and $500,000 which was paid on March 15, 2001. The balance of $2,800,000 is secured with a 10% interest bearing promissory note due July 31, 2001. (The sale does not include the licensing agreement with Country Tonite Theatre Pigeon Forge, Tennessee. See last paragraph below.)

Gross Proceeds                              $3,800,000

     Less:

     Basis of Assets and Production
         Rights Sold                          $628,431

     Expenses of Sale                          $13,939

     Commissions Paid                         $190,000
                                              ========

Gain on Sale of Entertainment Segment       $2,967,630
                                            ==========

Because the Company realized a gain on its sale of the entertainment segment, the Company will recognize the tax benefit of previous unrecognized net operating losses carryforward (Net operating losses were previously unrecognized due to uncertainty of future income). The tax benefits recognized for the three and six month periods are $1,862,222. At March 31, 2001, the Company has remaining unrecognized net operating loss carryforwards of approximately $8,200,000 for federal and state tax purposes that begin to expire in 2009.

The Company, under the terms of the December 31, 1999 Amended Restated Roy Anderson Holding Corp. Debenture Agreement, is required to make a mandatory prepayment in full of all monies due under the Second Debenture, which outstanding balance, interest included, totals $739,130 as of March 31, 2001. With the sale of the entertainment segment, the Second Debenture is due Roy Anderson Holding Corp. which will be paid by the Company concurrent with the Company's receipt of $2.8 million from Onstage which is due on or before July 31, 2001.

Assets and Liabilities of the entertainment segment at March 31, 2001 and September 30, 2000 and the statement of operations for the six month period ending March 31, 2001 and 2000 (2001 operating results reflect a four month period ending January 31, 2001 due to sale of the entertainment segment to Onstage January 31, 2001) are as follows:


Six months ended Mar. 31                   2001                  2000
                                       -----------           -----------

Revenues

    CRC of Branson                     $ 1,899,603           $ 2,038,289

    CTE                                    110,303               411,000
                                       -----------           -----------

                                         2,009,906             2,449,289

Expenses

    CRC of Branson                       1,302,018             1,189,078

    CTE                                    114,316               336,445
                                       -----------           -----------

                                         1,416,334             1,519,523
                                       -----------           -----------

Income                                 $   593,572           $   929,766
                                       ===========           ===========


                                      MAR. 31, 2001         SEP. 30, 2000

Assets

    Current assets                     $ 3,044,079           $   664,415

    Property and equipment                    --                 220,070

    Other assets                              --                    --
                                       -----------           -----------

Total assets                           $ 3,044,079               884,485
                                       ===========           -----------

Liabilities

    Current liabilities                $    56,612           $   379,211

    Long term debt                            --                    --

    Other liabilities                   (5,431,183)                 --
                                       -----------           -----------

Total liabilities                       (5,374,571)              379,211
                                       -----------           -----------

Equity in subsidiaries                   8,418,650
                                       -----------

Total liabilities and equity           $ 3,044,079           $   505,274
                                       ===========           ===========

On April 20, 2000, the Company granted a license to the owner-operator of the Pigeon Forge, Tennessee Theatre venue ("CTTPF") to promote, produce and direct the Country Tonite Show for a 150 mile radius surrounding Pigeon Forge, for a 40-year term for $1.3 million. CTTPF paid the Company in April, 2000, $900,000 in cash and the balance of $400,000 was to be paid at a rate of $50,000 each December 31, which began December 31, 2000. By agreement between CTTPF and the Company, CTTPF satisfied the balances due the Company of $249,607 in full by making the negotiated payment of $200,000 on April 6, 2001. The Company recognized a loss of $28,607.

NOTE 3   Net Assets Held for Sale

Gaming

Through its wholly owned subsidiary CRC of Tunisia, S.A., the Company leases and operates a casino and 500 seat theatre in Sousse, Tunisia, North Africa. The Company desires to sell its casino operation in Tunisia, and continues to report its activity as a discontinued operation.


Six months ended March 31                2001                  2000
                                     -----------           -----------

Revenues                             $ 1,328,637           $ 1,355,463

Expenses                               1,385,357             1,424,463
                                     -----------           -----------

           Income (Loss)             $   (56,720)          $   (69,000)
                                     ===========           ===========

Assets

    Current assets                   $ 1,191,697           $   882,693

     Property and equipment              795,092             1,291,604

            Total assets               1,986,789             2,174,297
                                     -----------           -----------

Liabilities

    Current liabilities                1,367,376             1,496,780

    Currency translation                   7,725               (20,958)
                                     -----------           -----------

         Total liabilities             1,375,101             1,475,822
                                     -----------           -----------

        Net assets for sale          $   611,688           $   698,475
                                     ===========           ===========

NOTE 4   Long-Term Liabilities

                                                      MAR. 31, 2001       SEP. 30, 2000
                                                       ----------          ----------
Debenture, 6%                                          $     --            $  128,099

Debenture, zero, discounted at 6%                         739,130             710,268

Note payable, zero, discounted at 9.5%                     56,292             219,869

Mortgage payable, 11.5%                                    79,720              82,457

Note due minority interest, zero, no discount              65,000              65,000
                                                       ----------          ----------

                                                          940,142           1,205,693

Less current obligation                                   860,422             390,342
                                                       ----------          ----------

                                                       $   79,720          $  815,351
                                                       ==========          ==========


On December 31, 1999, the Company and Roy Anderson Corporation agreed to amend and restate the debenture agreement. The restated debenture agreement separated the remaining balance outstanding of $1,028,553 as of December 31, 1999 into two debentures. The first debenture of $342,655 was payable at 6% fixed interest in monthly installments of $44,326 beginning April 2000 with the last payment complete November 2000. This debenture is satisfied in full. The second debenture of $685,898 is payable in one lump sum at 6% fixed interest on December 31, 2002. Mandatory prepayment conditions exist for the second debenture should the Company complete its sale of discontinued operations, the sale or disposition of other existing business assets or operations, the collection of any proceeds from litigation or the collection of any payments from the Lakes Gaming agreement. The sale of the entertainment segment requires the Company to make full payment totaling approximately $740,000 to Roy Anderson Holding Corp. which will occur upon the Company's receipt of $2.8 million due it from Onstage on or about July 31, 2001. Lastly, the Company granted Mr. Anderson an option to purchase 300,000 shares of common stock to modify the original debenture. (These options were exercised in May 2000.)

In October 1999, the Company renegotiated an agreement to restructure a discounted note payable in consideration for a cash payment of $150,000 paid in November 1999 and a noninterest-bearing note of $512,500 payable in monthly installments of $28,472 which began December 1, 1999, with the last payment due May 1, 2001. This note has been discounted to an effective interest rate of 9.5%. The restructuring resulted in an gain on the extinguishment of debt in the amount of $374,642.

A mortgage payable with interest at 11.5%, collateralized by real estate, is payable in monthly installments of $1,245 through May 2002 with a final payment of $83,529 due in June 2002. It is the Company's intent to refinance this debt.

Effective December 31, 1999, the Company purchased all of the assets of Raw Data, Inc. for a purchase price of $150,000; paying $85,000 in cash and executing a $65,000 non-interest bearing note which is contingent on the new subsidiary BounceBack Media.com, Inc. achieving $8 million in revenue on a cumulative basis on or before December 31, 2001. To date, BounceBack Media's cumulative revenues through March 31, 2001 are approximately $700,000.

NOTE 5   Deferred Revenue
In December 1998, the Company entered into a Memorandum of Understanding to form a joint venture with Lakes Gaming, Inc. (NASDAQ: LACO) for the purpose of pursuing a management and development agreement to develop one or more casinos on behalf of the Pokagon Band of Potawatomi Indians (the "Pokagon Tribe") in southwestern Michigan and northern Indiana. In May 1999, the Company and Lakes Gaming entered into an agreement to terminate the Memorandum of Understanding, in the event that the Pokagon Tribe chose to enter into management and development agreements solely with Lakes Gaming. In June 1999, Lakes Gaming was selected by the Pokagon Tribe to negotiate a management and development agreement. On August 31, 1999, the newly elected tribal council of the Pokagon Tribe ratified the Management and Development Agreement with Lakes Gaming and the Company's Revised Conditional Release and Termination Agreement with Lakes Gaming became effective. The terms of the Revised Conditional Release and Termination Agreement call for the payment by Lakes Gaming, Inc. to the Company of an aggregate maximum sum of $16.1 million. The balance of $14.1 million is payable if certain events occur relative to, among other things, the location of the Tribe's casino, the opening of the casino and Lakes Gaming manages the casino. The Company received a $2 million payment on August 31, 1999. The agreement calls for the Company to repay the $2 million if after five years the casino has not opened. Further, $2.5 million of the $16.1 million payment is due only if the Tribe builds a casino in Indiana and Lakes Gaming is the manager.

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

The Company sold its entertainment segment and is holding its gaming segment for sale in order to focus the Company's resources on promotional and marketing opportunities in the e-commerce industry. As a result, the entertainment and gaming segments are reported as discontinued operations. Consequently, only BounceBackMedia reported revenues of $113,938 from continuing operations are reported for the three months ended March 31, 2001.

As of January 25, 2001 the Company entered into an asset purchase agreement with On Stage Entertainment, Inc. for $3.8 million. The company closed the sale with On Stage on January 31, 2001 and received cash totaling $380,000. The sum of $650,000 plus interest was paid to the Company by March 15, 2001, and the remaining balance of $2.8 million is secured under a 10% interest bearing note which is payable to the Company on or before July 31, 2001.

The Company's general and administrative expenses aggregated $573,291 in the three months ended March 31, 2001. This was a decrease of $91,709 or 14%, from the same period in 2000. The decrease was due primarily to a reduction in travel expenses ($27,000) and payroll ($60,000).

Operating results of the entertainment segment which was sold January 31, 2001, exclusive of corporate charges, for the three month period ended March 31, 2001 and 2000 and the six month period ended March 31, 2001 and 2000 were as follows:

3 months                                 2001              2000
--------------------------          -----------           -----------
Revenues                            $    56,537           $   546,000
Net Income (Loss)                   $  (413,659)          $  (384,000)
                                    ===========           ===========

6 months                                 2001                  2000
--------------------------          -----------           -----------
Revenues                            $ 1,954,103           $ 2,995,000
Net Income (Loss)                   $  (347,068)          $   546,000
                                    ===========           ===========

Operating results of the gaming segment being held for sale, exclusive of corporate charges, for the three month period ended March 31, 2001 and 2000 and the six month period ended March 31, 2001 and 2000 were as follows:

3 months                                2001                  2000
--------------------------          -----------           -----------
Revenues                            $   877,947           $   839,000
Net Income(Loss)                    $   (35,556)          $    91,000
                                    ===========           ===========

6 months                                2001                  2000
--------------------------          -----------           -----------
Revenues                            $ 1,328,637           $ 1,502,000
Net Income (Loss)                   $   (56,720)          $   (69,000)
                                    ===========           ===========

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased from $98,208 as of September 30, 2000 to $186,215 as of March 31, 2001. Cash and cash equivalents do not reflect any cash balances from the entertainment or gaming segments being held for sale. Nor do these balances reflect any funds from the anticipated sale from either discontinued business segment.

The Company will use the proceeds from the sale of its entertainment segment to provide, among other things, capital for its marketing and sales applications relative to its mini-CD technology. Until such time the gaming segment is sold, the Company anticipates that cash on hand from sale of the entertainment segment and cash from future operations will be sufficient to meet the working capital and debt service requirements of its existing business for the next fiscal year.

The Company has a revolving six-month line of credit with SouthTrust Bank for $200,000. The 9.75% line of credit matures August 2, 2001. The line is collateralized by certain equipment and personally guaranteed by the Company's CEO, John Pilger. As of March 31, 2001, zero balance was due under the line. The Company intends to renew this revolving line of credit, August, 2001.

Additionally, the Company, under the terms of the December 31, 1999 Amended Restated Roy Anderson Holding Corp. Debenture Agreement, is required to make a mandatory prepayment in full of all monies due under the Second Debenture, which outstanding balance, interest included, totals $739,130 as of March 31, 2001. With the sale of the entertainment segment, the Second Debenture is due Roy Anderson Holding Corp. which will be paid by the Company concurrent with the Company's receipt of $2.8 million from Onstage which is due on or before July 31, 2001.

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

Capital Expenditures by the Company were $3,240 for the six months ended March 31, 2001, compared to $54,000 for the same period in 2000. This expenditure was for the purchase of computer equipment for BounceBackMedia.com.

                                       14
SEASONALITY

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

                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

The Company initiated a civil suit against Harrah's on September 4, 1998 in United States District Court for District of Minnesota. The Company alleges that Harrah's breached the Technical Assistance and Consulting Agreement and tortuously interfered with the Copany's contractual and prospective economic advantage associated with the Pokagon Band of Potawatomi Indians' Management Agreement. The suit further alleges that Harrah's withheld vital business information from the Company. The trial court dismissed the case on May 24, 1999 for lack of jurisdication stating that the Company's claims were preempted by the Indian Gaming Regulatory Act. Accordingly, the court held that the Company's claims could not be heard in Federal Court. The Company asserts that it has the right to resolve the dispute with Harrah's in some forum and the trial court erred by dismissing the Company's complaint without granting the Company leave to file an amended complaint which would include a claim for an accounting and damages under the Uniform Partnership Act. The Eighth Circuit U.S. Court of Appeals filed its decision March 13, 2001, agreeing with the Company that the Federal District Court of Minnesota erred in granting Harrah's Motion for Summary Judgment and dismissing the Company's suit against Harrah's. The Court of Appeals has remanded the suit against Harrah's to the Federal District Court of Minnesota for further proceedings.

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

Mr. Willard Smith filed a counter claim on February 16, 1999, alleging breach of contract; breach of duty of fair dealing; tortuous interference with prospective business advantage; specific performance of contract to purchase real property and fraud. Additionally, Willard Smith filed a suit on July 10, 2000, against the Company's CEO, John J. Pilger, alleging he is the alter ego of CRC and as such liable for the acts of CRC including breach of contract; breach of duty of good faith and fair dealing; tortuous interference with prospective business advantage; breach of contract to purchase real property, and fraudulent inducement. The Company and Mr. Pilger each plan to vigorously defend themselves. On April 9, 2001, the Company and John Pilger petitioned the Jackson County Circuit Court for a partial Summary Judgment on all the counterclaims filed by Smith and Monarch Casinos, Inc., with the exception of "breach of contract to purchase real property." Smith and Monarch Casinos, Inc. have until May 18, 2001 to file a reply. A trial date has been set for October, 2001.

Item 2. Exhibits and Reports on Form 8-K

          a) Asset Purchase Agreement made by and between the Company, CRC of Branson, Inc., Country Tonite Enterprises, Inc., and On Stage Entertainment, Inc. dated January 25, 2001.

          b) Secured Promissory Note made by and between the Company, CRC of Branson, Inc., Country Tonite Enterprises, Inc., and On Stage Entertainment, Inc., dated January 31, 2001.

          c) Closing Agreement made by and between the Company, CRC of Branson, Inc., Country Tonite Enterprises, Inc., and On Stage Entertainment, Inc., dated January 31, 2001.

          d) Security Agreement made by and between the Company, CRC of Branson, Inc., Country Tonite Enterprises, Inc., and On Stage Entertainment, Inc., dated January 31, 2001.

          e) Secured Short Term Note made by and between the Company, CRC of Branson, Inc., Country Tonite Enterprises, Inc., and On Stage Entertainment, Inc., dated January 31, 2001.

                  The Company filed no current reports on form 8K for the period ending March 31, 2001.

                                   SIGNATURES
         In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

                                         BOUNCBACKTECHNOLOGIES.COM, INC.

Date: May 14, 2001                       By: /s/ John J. Pilger
                                             -------------------------------
                                                John J. Pilger,
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                         SIGNATURE AND TITLE

Date: May 14, 2001                       By: /s/John J. Pilger
                                             -------------------------------
                                         John J. Pilger, Chief Executive
                                         Officer, President and Chairman of the
                                         Board of Directors ("principal
                                         executive officer")

Date: May 14, 2001                       By: /s/John J. Pilger
                                             -------------------------------
                                         John J. Pilger, Chief Financial Officer
                                         and Chief Accounting Officer
                                         ("principal financial and accounting
                                         officer")