Form 10QSB
period 2001-06-30
BOUNCEBACKTECHNOLOGIES COM INC
filed 2001-08-13
CIK 899778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

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

                             707 Bienville Boulevard
                        Ocean Springs, Mississippi 39564
                        --------------------------------
                     (Address of principal executive office)

                    Issuer's telephone number: (228) 872-5558


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of August 14, 2001, 12,487,934 Shares of Common Stock of the Company were outstanding.

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Exhibits and Reports on Form 8-K


SIGNATURES

                                              BOUNCEBACKTECHNOLOGIES.COM, INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEETS

                               ASSETS                                                      June 30,            September 30,
                               ------                                                        2001                  2000
                                                                                          ------------         ------------
                                                                                          (Unaudited)
Current assets:
     Cash and cash equivalents ...................................................        $    182,030         $     98,208
     Accounts receivable - net ...................................................              87,101              121,132
     Inventory ...................................................................              34,375               12,149
     Prepaid expenses ............................................................              99,380              174,123
     Deferred income taxes .......................................................             567,581                   --
     Net assets for sale - entertainment .........................................                  --              505,274
     Net assets for sale - gaming ................................................             525,544              698,475
     Note receivable .............................................................           2,800,000                   --
                                                                                          ------------         ------------
               Total current assets ..............................................           4,296,011            1,609,361
Deferred income taxes, net of current portion ....................................                  --                   --
Property and equipment - net .....................................................             306,117              368,873
Goodwill, net ....................................................................              95,225              523,300
Notes receivable - related parties, net ..........................................             147,666              244,145
Other assets .....................................................................              19,451               24,201
                                                                                          ------------         ------------
               Total assets ......................................................        $  4,864,470         $  2,769,880
                                                                                          ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Accounts payable ............................................................        $    417,443         $    335,820
     Current maturities of long-term debt ........................................           1,093,561              390,342
     Accrued expenses and other liabilities ......................................             220,880              269,906
                                                                                          ------------         ------------
               Total current liabilities .........................................           1,731,884              996,068
Long-term debt, less current maturities ..........................................                  --              815,351
Deferred revenue .................................................................           2,000,000            2,000,000
Minority interest ................................................................            (142,009)             (82,602)
Stockholders' equity:
     Preferred stock, 8% cumulative, $.01 par value; 5,000,000 shares authorized;
          none issued and outstanding ............................................                  --                   --
     Common stock, $.01 par value; 30,000,000 shares authorized; 12,487,934 shares
          issued and outstanding .................................................             113,613              113,613
     Additional paid-in capital ..................................................          23,155,247           23,155,247
     Retained earnings ...........................................................         (21,994,265)         (24,227,797)
     Accumulated comprehensive income ............................................                  --                   --
                                                                                          ------------         ------------
               Total stockholders' equity ........................................           1,274,595             (958,937)
                                                                                          ------------         ------------
               Total liabilities and stockholders' equity ........................        $  4,864,470         $  2,769,880
                                                                                          ============         ============


             The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                              3

                                                 BOUNCEBACKTECHNOLOGIES.COM, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)

                                                                       Three Months Ended                  Nine Months Ended
                                                                  -----------------------------     -----------------------------
                                                                    June 30,         June 30,         June 30,         June 30,
                                                                      2001             2000             2001             2000
                                                                  ------------     ------------     ------------     ------------
Operating Revenues:
     Management fees .........................................    $         --     $         --     $         --     $         --
     Technology sales ........................................          57,876           58,000          264,766           95,000
                                                                  ------------     ------------     ------------     ------------
          Total revenue ......................................          57,876           58,000          264,766           95,000
Operating Expenses:
     Technology cost of sales ................................          55,374           29,832          155,031           62,000
     Technology selling, general and administrative expenses .         126,860          244,168          406,766          365,000
     Corporate selling, general and administrative expenses ..         585,000          742,000        1,634,621        1,985,000
                                                                  ------------     ------------     ------------     ------------
          Total operating expenses ...........................         767,234        1,016,000        2,196,418        2,412,000
                                                                  ------------     ------------     ------------     ------------
Operating loss ...............................................        (709,358)        (958,000)      (1,931,652)      (2,317,000)
Other Income and Expenses:
     Other income ............................................           3,735               --           11,205               --
     Interest income .........................................           2,938           19,000           11,652           26,000
     Interest expense ........................................         (14,840)         (26,000)         (18,025)         (58,000)
                                                                  ------------     ------------     ------------     ------------
          Total other income and expenses ....................          (8,167)          (7,000)           4,832          (32,000)
                                                                  ------------     ------------     ------------     ------------

Loss before minority interest ................................        (717,525)        (965,000)      (1,926,820)      (2,349,000)
     Minority interest .......................................          24,871               --           59,406               --
                                                                  ------------     ------------     ------------     ------------
Loss before income taxes .....................................        (692,654)        (965,000)      (1,867,414)      (2,349,000)
     Income tax benefit ......................................              --               --        1,862,222               --
                                                                  ------------     ------------     ------------     ------------
Net Loss - Operating .........................................        (692,654)        (965,000)          (5,192)      (2,349,000)
                                                                  ------------     ------------     ------------     ------------

Discontinued Operations:
     Income from entertainment segment, net of taxes of
         $246,504 and $0 in 2001 and 2000, respectively ......          53,455        1,748,000          419,523        2,294,000
     Gain on sale of entertainment segment, net of taxes of
         $1,048,137 and $0 in 2001 and 2000, respectively ....              --               --        1,900,493               --
     Income (loss) from gaming segment .......................           4,110           (6,000)         (52,610)         (75,000)
                                                                  ------------     ------------     ------------     ------------
Net income - Discontinued Operations .........................          57,565        1,742,000        2,267,406        2,219,000
Extraordinary item - Gain on early extinguishment of debt ....              --               --               --          391,000
                                                                  ------------     ------------     ------------     ------------
Net income (loss) ............................................    $   (635,089)    $    777,000     $  2,262,214     $    261,000
                                                                  ============     ============     ============     ============

Net income (loss) per Share - Basic and Diluted
     Operating loss ..........................................    $     (0.055)    $     (0.089)              --     $     (0.218)
     Discontinued operations .................................           0.005            0.161            0.182            0.205
     Extraordinary item - gain on early extinguishment of debt              --               --               --            0.036
                                                                  ------------     ------------     ------------     ------------
Net Income (Loss) Per Share ..................................    $     (0.050)    $      0.072     $      0.182     $      0.024
                                                                  ============     ============     ============     ============

     Weighted average common shares outstanding ..............      12,487,871       10,799,639       12,470,129       10,799,639

                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                 4

                                             BOUNCEBACKTECHNOLOGIES.COM, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)


                                                                  Three Months Ended                Nine Months Ended
                                                              ---------------------------     ---------------------------
                                                                June 30,        June 30,        June 30,        June 30,
                                                                  2001            2000            2001            2000
                                                              -----------     -----------     -----------     -----------
Operating Activities:
Net income (loss) ........................................    $  (692,654)    $  (965,000)    $    (5,192)    $(2,349,000)
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization .......................         19,763          17,000          59,288          34,000
     Deferred income taxes benefit .......................             --              --        (567,581)             --
     Gain on early extinguishment of debt ................             --              --              --          21,000
     Provisions for doubtful accounts ....................            606              --             606              --
     Amortization of discount upon conversion
          of convertible debentures ......................         21,711              --          32,933         370,000
     Minority interest ...................................        (24,871)             --         (59,406)             --
     Net change in working capital accounts ..............        482,409        (199,000)         19,145        (242,000)
                                                              -----------     -----------     -----------     -----------
Net cash provided by operating activities ................       (193,036)     (1,147,000)       (520,207)     (2,166,000)

Investing activities:
Purchase of property and equipment .......................             --         (65,000)         (3,240)       (119,000)
Decrease (increase) in due to related party ..............         86,326          43,000          96,479         125,000
                                                              -----------     -----------     -----------     -----------
Net cash used in investing activities ....................         86,326         (22,000)         93,239           6,000

Financing Activities:
Short-term borrowings ....................................        200,000              --         400,000              --
Repayment of short-term borrowings .......................             --              --        (200,000)             --
Repayments of long term debt .............................        (89,241)       (157,000)        (91,978)       (986,000)
                                                              -----------     -----------     -----------     -----------
Net cash provided by (used in) financing activities ......        110,759        (157,000)        108,022        (986,000)

Cash flows provided by operations ........................          4,049      (1,326,000)       (318,946)     (3,146,000)
                                                              -----------     -----------     -----------     -----------

Cash flows from discontinued operations:
Entertainment segment ....................................        103,165       1,493,000         457,447       2,388,000
Gaming segment ...........................................       (111,399)         38,000         (54,679)         45,000
                                                              -----------     -----------     -----------     -----------
Net cash provided by discontinued operations .............         (8,234)      1,531,000         402,768       2,433,000
                                                              -----------     -----------     -----------     -----------

Net increase (decrease) in cash ..........................         (4,185)        205,000          83,822        (713,000)
Cash at beginning of period ..............................        186,215          39,000          98,208         957,000
                                                              -----------     -----------     -----------     -----------
Cash at end of period ....................................    $   182,030     $   244,000     $   182,030     $   244,000
                                                              ===========     ===========     ===========     ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest expense .........................    $    31,433     $    12,948     $    34,618     $    43,605
  Cash paid for income taxes .............................    $     8,972     $        --     $     8,972     $        --

Disclosure of non-cash financing and investing activities:
  Common stock issued on conversion of debentures ........    $        --     $    34,860     $        --     $   150,780

             The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                            5

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

To strengthen its position and bolster its efforts in penetrating the e-commerce industry, the Company acquired all of the assets of Raw Data, Inc. on December 31, 1999. Raw Data, Inc. focused on the development, sales and distribution of e-commerce business solutions through direct advertising of mini CD's used by consumers and businesses to link potential customers to websites and e-commerce centers. Concurrent with the acquisition the Company renamed Raw Data, Inc., BounceBackMedia, Inc. ("BBM"). BBM's business strategy includes development of interactive promotional messages delivered digitally through various storage media, including CD-Rom and the Internet. The thrust of BBM's business to date has been derived from U. S. companies who are desirous of testing mini CD-Rom products under various application formats in smaller order increments ranging from 1,000 to 10,000 units. On June 18, 2001, BBM moved its headquarters from Fresno, California to Ocean Springs, Mississippi to reduce the general and administrative overhead expense and take advantage of a highly competitive business resource marketplace.

Through its 85%-owned subsidiary CRC of Tunisia, S.A., the Company leases and operates a casino and 500-seat theatre in Sousse, Tunisia, North Africa. The Company holds for sale its casino operation in Tunisia, and reports its activity as a discontinued operation.

NOTE 2   Gain on Sale of Entertainment Segment

On January 25, 2001, the Company entered into an asset purchase agreement with On Stage Entertainment, Inc. ("On Stage") to sell the Company's assets relating to the Country Tonite Theatre in Branson, Missouri, and the Country Tonite Production Show for $3.8 million. On January 31, 2001, the Company closed the sale transaction with On Stage and received $380,000 in cash, a secured short term 10% interest-bearing note for $650,000, of which $150,000 was paid February 15, 2001 and $500,000 which was paid on March 15, 2001. The balance of $2,800,000 was secured with a 10% interest-bearing promissory note due July 31, 2001, which was paid in full. (The sale does not include the licensing agreement with Country Tonite Theatre Pigeon Forge, Tennessee. See last paragraph below.)

     Gross Proceeds ................................        $3,800,000
          Less:
          Basis of Assets and Production Rights Sold           628,431
          Expenses of Sale .........................           222,939
                                                            ----------
     Gain on Sale of Entertainment Segment .........        $2,948,630
                                                            ==========


Because the Company realized a gain on its sale of the entertainment segment, the Company will recognize the tax benefit of previous unrecognized net operating losses carry forward (net operating losses were previously unrecognized due to uncertainty of future income). The tax benefits recognized on this transaction are $1,862,222. At June 30, 2001, the Company has remaining unrecognized net operating loss carry forwards of approximately $9,728,066 for federal and state tax purposes that begin to expire in 2009.

Under the terms of the December 31, 1999 Amended and Restated Roy Anderson Holding Corp. Debenture Agreement, the Company is required to make a mandatory early payoff upon significant sale of assets. With the receipt of $2.8 million dollars from On Stage on July 31, 2001, the Company will pay off the Second Debenture, which includes an outstanding balance of $750,272, including interest, as of June 30, 2001. On August 2, 2001, the Company satisfied this obligation. (See Note 10, Subsequent Event).

Prior to 1999, the Company owned a 60% interest in a joint venture, CTT, LLC, which operated a theatre for the Show in Pigeon Forge, Tennessee. The Company sold its interest to the minority partner, Burkhart Ventures, LLC, on December 31, 1998. CTT, LLC continued to contract CTE to produce the Show through April 20, 2000. On April 20, 2000, CTE granted a partnership related to Burkhart Ventures, LLC, CTTPF, a license to produce the Country Tonite show within a 150-mile radius, excluding Nashville, Tennessee, for a 40-year term. The partnership, CTTPF, agreed to pay CTE $1.3 million for the license. CTTPF paid the Company in April 2000, $900,000 in cash and the balance of $400,000 was to be paid at a rate of $50,000 each December 31, which began December 31, 2000. By agreement between CTTPF and the Company, CTTPF satisfied the balances due the Company of $249,607 in full by making the negotiated payment of $200,000 on April 6, 2001. The Company recognized a loss of $28,607 in the quarter ended March 31, 2001.

NOTE 3   Net Assets Held for Sale

Gaming

Through its 85%-owned subsidiary CRC of Tunisia, S.A., the Company leases and operates a casino and 500-seat theatre in Sousse, Tunisia, North Africa. The Company holds for sale its casino operation in Tunisia, and continues to report its activity as a discontinued operation.

                                                    Nine Months Ended at
                                             -------------------------------
                                              June 30,             June 30,
                                                2001                 2000
                                             -----------         -----------
          Revenues ..................        $ 2,167,973         $ 2,214,833
          Expenses ..................          2,220,583           2,289,833
                                             -----------         -----------
                    Income (Loss) ...        $   (52,610)        $   (75,000)
                                             ===========         ===========

                                               June 30,          September 30,
                                                 2001                2000
                                             -----------         -----------
          Assets
               Current assets .......        $   793,351         $   882,693
               Property and equipment            720,342           1,291,604
                                             -----------         -----------
                    Total assets ....        $ 1,513,693         $ 2,174,297
                                             ===========         ===========
          Liabilities
               Current liabilities ..        $   984,886         $ 1,496,780
               Currency translation .              3,263             (20,958)
                                             -----------         -----------
                    Total liabilities        $   988,149         $ 1,475,822
                                             -----------         -----------
          Net assets for sale .......        $   525,544         $   698,475
                                             ===========         ===========

NOTE 4   Long-Term Liabilities

                                                                 June 30,       September 30,
                                                                   2001             2000
                                                               ----------        ----------
          Debenture, 6% ...............................        $       --        $  128,099
          Debenture, zero, discounted at 6% ...........           750,272           710,268
          Note payable, zero, discounted at 9.5% ......                --           219,869
          Mortgage payable, 11.5% .....................            78,289            82,457
          Line of credit, 9.75% .......................           200,000                --
          Note due minority interest, zero, no discount            65,000            65,000
                                                               ----------        ----------
                                                                1,093,561         1,205,693
          Less: current obligation ....................         1,093,561           390,342
                                                               ----------        ----------
          Long-term debt ..............................        $       --        $  815,351
                                                               ==========        ==========


Debenture, 6% and Debenture, zero, discounted at 6%. On December 31, 1999, the Company and Roy Anderson Corporation agreed to amend and restate the debenture agreement. The restated debenture agreement separated the remaining balance outstanding of $1,028,553 as of December 31, 1999 into two debentures. The first debenture was satisfied in full November 2000. The second debenture of $685,898 is payable in one lump sum at 6% fixed interest on December 31, 2001. Mandatory prepayment conditions exist for the second debenture should the Company complete its sale of discontinued operations, the sale or disposition of other existing business assets or operations, the collection of any proceeds from litigation or the collection of any payments from the Lakes Gaming agreement. In addition, the Company granted Mr. Anderson an option to purchase 300,000 shares of common stock to modify the original debenture. (These options were exercised in May 2000.) The Company also posted 1,100,000 shares of common stock in escrow as collateral. See Subsequent Event Note 7 describing payoff of the second debenture.

Note payable, zero, discounted at 9.5%. In October 1999, the Company renegotiated an agreement to restructure this debt in consideration for a cash payment of $150,000 paid in November 1999 and a noninterest-bearing note of $512,500 payable in monthly installments of $28,472 beginning December 1, 1999. This note will be discounted to an effective interest rate of 9.5%. This restructuring resulted in a gain on the extinguishment of debt in the amount of $374,642 which was recognized in the year ended September 30, 2000. This note was paid off during this quarter ended June 30, 2001.

Mortgage payable, 11.5%. Note payable, interest at 11.5%, collateralized by real estate, payable in monthly installments of $1,139 through May 2000 with a final payment of $83,506 due in June 2002. The Company is currently refinancing the final payment due on this note.

Line of credit, 9.75%. The Company has a line-of-credit arrangement with a regional bank, which provides for borrowing up to $200,000 with interest at prime plus 1%. This line-of-credit is secured by the accounts receivable of the Company and personally guaranteed by the Company's CEO, John Pilger. At June 30, 2001 and September 30, 2000 advances were $200,000 and $0.

Note Due Minority Interest, zero, no discount. As part of the consideration given for the acquisition of Raw Data, Inc., the Company issued a $65,000 noninterest-bearing note to the former majority shareholders which is payable only upon BounceBackMedia.com, Inc. achieving cumulative revenues of $8 million on or before December 31, 2001. BounceBackMedia's cumulative revenues through June 30, 2001 were approximately $800,000.

NOTE 5   Deferred Revenue
In December 1998, the Company entered into a Memorandum of Understanding to form a joint venture with Lakes Gaming, Inc. (NASDAQ: LACO) for the purpose of pursuing a management and development agreement to develop one or more casinos on behalf of the Pokagon Band of Potawatomi Indians (the "Pokagon Tribe") in southwestern Michigan and northern Indiana. In May 1999, the Company and Lakes Gaming entered into an agreement to terminate the Memorandum of Understanding, in the event that the Pokagon Tribe chose to enter into management and development agreements solely with Lakes Gaming. In June 1999, Lakes Gaming was selected by the Pokagon Tribe to negotiate a management and development agreement. On August 31, 1999, the newly elected tribal council of the Pokagon Tribe ratified the Management and Development Agreement with Lakes Gaming and the Company's Revised Conditional Release and Termination Agreement with Lakes Gaming became effective. The terms of the Revised Conditional Release and Termination Agreement call for the payment by Lakes Gaming, Inc. to the Company of an aggregate maximum sum of $16.1 million. The Company received a $2 million payment on August 31, 1999. The agreement calls for the Company to repay the $2 million if after five years the casino has not opened. The balance of $14.1 million is contingent on certain events occurring relative to, among other things, the location of the Tribe's casino, the opening of the casino and Lakes Gaming managing the casino. Further, $2.5 million of the $16.1 million payment is due only if the Tribe builds a casino in Indiana and Lakes Gaming is the manager.

The Company is not scheduled to receive any further payments until a Michigan or Indiana casino opens. Lakes Gaming anticipates the commencement of construction on a Michigan casino in 2001. However, there can be no assurances provided with respect to timing of completion of the casino as the proposed gaming site must be accepted into trust by the U.S. government before construction can begin.

NOTE 6   Relocation Costs

In June 2001, the Company relocated BounceBackMedia.com, Inc.'s operations to Ocean Springs, Mississippi. The Company incurred relocation costs of $8,835, which are recorded as an operating expense for the quarter ended June 30, 2001.

NOTE 7   Subsequent Event

As fully described in Note 2, the Company holds a $2.8 million note from On Stage Entertainment, Inc. which was due on or before July 31, 2001. On August 1, 2001, On Stage satisfied its obligation to the Company with the payment of $2.8 million plus interest. In turn, as fully described in Note 2, the Company satisfied its obligation under the Second Debenture with Roy Anderson Corporation with the payment of $752,748 on August 2, 2001. Upon receipt of this payment, Roy Anderson Corporation agreed to release from escrow 1.1 million shares of common stock held as collateral which will be promptly canceled by the Company. This cancellation will reduce the total company shares outstanding 9.1% from 12,487,934 to 11,387,934.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain factors, which have affected the Company's financial position, and operating results during the period included in the accompanying condensed consolidated financial statements.

The Company sold its entertainment segment and is holding its gaming segment for sale in order to focus the Company's resources on promotional and marketing opportunities in the e-commerce industry and investment in other business opportunities. As a result, the entertainment and gaming segments are reported as discontinued operations. Consequently, only BounceBackMedia's reported revenues of $57,876 from continuing operations are reported for the three months ended June 30, 2001.

As of January 25, 2001 the Company entered into an asset purchase agreement with On Stage Entertainment, Inc. for $3.8 million. The company closed the sale with On Stage on January 31, 2001 and received cash totaling $380,000. The sum of $650,000 plus interest was paid to the Company by March 15, 2001. The remaining balance of $2.8 million was secured under a 10% interest-bearing note payable to the Company on or before July 31, 2001, which was paid in full.

The Company's general and administrative expenses totaled $585,000 and $1,634,621 for the three and nine months ended June 30, 2001. These compare to $742,000 and $1,985,000 for the same periods in 2000. These decreases reflect the reduction of overhead with the sale of discontinued operations and management's continued efforts to decrease general and administrative expenses.

Operating results of the entertainment segment which was sold January 31, 2001, exclusive of corporate charges, for the respective three month periods ended June 30, 2001 and 2000 and the nine month periods ended June 30, 2001 and 2000 were as follows:

                                     June 30,            June 30,
          Three months ended           2001                2000
          ------------------       -----------         -----------

          Revenues ........        $     5,000         $ 2,961,767
          Net Income (Loss)        $  (318,959)        $ 1,748,000
                                   ===========         ===========

          Nine months ended
          -----------------

          Revenues ........        $ 1,959,103         $ 5,956,767
          Net Income (Loss)        $  (666,027)        $ 2,294,000
                                   ===========         ===========

Operating results of the gaming segment being held for sale, exclusive of corporate charges, for the three- and nine-month periods ended June 30, 2001 and 2000 were as follows:

                                     June 30,            June 30,
          Three months ended           2001                2000
          ------------------       -----------         -----------

          Revenues ........        $   839,336         $   712,833
          Net Income (Loss)        $     4,110         $    (6,000)
                                   ===========         ===========

          Nine months ended
          -----------------

          Revenues ........        $ 2,167,973         $ 2,214,833
          Net Income (Loss)        $   (52,610)        $   (75,000)
                                   ===========         ===========

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased from $98,208 as of September 30, 2000 to $182,030 as of June 30, 2001. Cash and cash equivalents do not reflect any cash balances from the entertainment or gaming segments being held for sale. Nor do these balances reflect any funds from the anticipated sale from either discontinued business segment.

The Company will use the proceeds from the sale of its entertainment segment to provide, among other things, capital for its marketing and sales applications relative to its mini-CD technology and investment in other business opportunities as they arise. Until such time the gaming segment is sold, the Company anticipates that cash on hand from sale of the entertainment segment and cash from future operations will be sufficient to meet the working capital requirements of its existing business for the next fiscal year.

The Company has a revolving six-month line of credit with SouthTrust Bank for $200,000. The 9.75% line of credit matures August 2, 2001. The line is collateralized by certain equipment and personally guaranteed by the Company's CEO, John Pilger. As of June 30, 2001, $200,000 is due to SouthTrust under the line of credit. The Company is currently renegotiating this line of credit.

Additionally, the Company, under the terms of the December 31, 1999 Amended and Restated Roy Anderson Holding Corp. Debenture Agreement, was required to make a mandatory prepayment in full of all monies due under the Second Debenture, which outstanding balance, interest included, totals $750,272 as of June 30, 2001. With the sale of the entertainment segment, the Second Debenture due Roy Anderson Holding Corp. was paid in full ($752,748) by the Company concurrent with the Company's receipt of $2.8 million from On Stage on July 31, 2001.

Under the Revised Conditional Release and Termination Agreement with Lakes Gaming, the Company could receive up to $16.1 million over the life of the management contract Lakes Gaming has with the Pokagon Band of Potawatomi Indians. A $2 million payment was received in fiscal 1999. The agreement also calls for the Company to repay the $2 million payment if after 5 years a Pokagon casino is not opened. The Company is not scheduled to receive any further payments under the agreement with Lakes until a Michigan or Indiana casino opens.

Capital expenditures by the Company were $3,240 for the nine months ended June 30, 2001, compared to $119,000 for the same period in 2000. The 2001
expenditures    were   for   the    purchase   of   computer    equipment    for
BounceBackMedia.com.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company initiated a civil suit against Harrah's on September 4, 1998 in United States District Court for District of Minnesota. The Company alleges that Harrah's breached the Technical Assistance and Consulting Agreement and tortuously interfered with the Company's contractual and prospective economic advantage associated with the Pokagon Band of Potawatomi Indians' Management Agreement. The suit further alleges that Harrah's withheld vital business information from the Company. The trial court dismissed the case on May 24, 1999 for lack of jurisdiction stating that the Company's claims were preempted by the Indian Gaming Regulatory Act. Accordingly, the court held that the Company's claims could not be heard in Federal Court. The Company asserted that it had the right to resolve the dispute with Harrah's in some forum and the trial court erred by dismissing the Company's complaint without granting the Company leave to file an amended complaint which would include a claim for an accounting and damages under the Uniform Partnership Act. The Eighth Circuit U.S. Court of Appeals filed its decision March 13, 2001, agreeing with the Company that the Federal District Court of Minnesota erred in granting Harrah's Motion for Summary Judgment and dismissing the Company's suit against Harrah's. The Court of Appeals has remanded the suit against Harrah's to the Federal District Court of Minnesota for further proceedings. On May 16, 2001, the U.S. District Court of Minnesota set a retrial scheduling order which allows the Company's legal representatives to initiate discovery. A tentative trial date is set for November 2, 2002.

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

Mr. Willard Smith filed a counterclaim on February 16, 1999, alleging breach of contract; breach of duty of fair dealing; tortuous interference with prospective business advantage; specific performance of contract to purchase real property and fraud. Additionally, Willard Smith filed a suit on July 10, 2000, against the Company's CEO, John J. Pilger, alleging he is the alter ego of CRC and as such liable for the acts of CRC including breach of contract; breach of duty of good faith and fair dealing; tortuous interference with prospective business advantage; breach of contract to purchase real property, and fraudulent inducement. The Company and Mr. Pilger each plan to vigorously defend themselves. On April 9, 2001, the Company and John Pilger petitioned the Jackson County Circuit Court for a partial Summary Judgment on all the counterclaims filed by Smith and Monarch Casinos, Inc., with the exception of "breach of contract to purchase real property." The Jackson County Circuit Court has not yet responded to this petition. A trial date has been set for October 2001.

On May 13, 2001, Roger Birks, the former CEO of BounceBackMedia, an 80%-owned subsidiary of the Company, commenced an action in Clark County District Court, Nevada, against BounceBackMedia, a Nevada company, and John J. Pilger, President of BounceBackMedia and CEO of the Company, alleging: breach of BounceBackMedia Purchase Agreement by the Company for failure to use its best efforts to capitalize BounceBackMedia; breach of Birks' Employment Agreement; and lastly, alleging that the Company and its alter ego, John Pilger, made false representations to Plaintiff which Plaintiff acted upon with respect to the BounceBackMedia purchase agreement and Plaintiff's Employment Agreement. Plaintiff seeks compensatory and punitive damages and has not claimed a specific amount of damages, but claims such damages exceed $40,000. The Plaintiff also seeks reimbursement of attorney fees. The Company denies these allegations and plans to vigorously defend itself in this matter.

Item 2.  Exhibits and Reports on Form 8-K

         a) During the quarter ended June 30, 2001, the Company filed the following reports on Form 8-K:

         Current  Report on Form 8-K filed on June 22,  2001,  regarding  Item 5
         which  announced  the  relocation  of   BounceBackMedia.com,   Inc.,  a
         80%-owned subsidiary of the Company.

                                   SIGNATURES
         In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

                                             BOUNCBACKTECHNOLOGIES.COM, INC.

Date: August 14, 2001                        By: s/ John J. Pilger
                                                 -------------------------------
                                                 John J. Pilger,
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                             SIGNATURE AND TITLE

Date: August 14, 2001                        By:s/John J. Pilger
                                                ----------------
                                             John J. Pilger,
                                             Chief Executive Officer, President
                                             and Chairman of the Board of
                                             Directors ("principal executive
                                             officer")

Date: August 14, 2001                        By:s/John J. Pilger
                                                ----------------
                                             John J. Pilger,
                                             Chief Financial Officer and Chief
                                             Accounting Officer ("principal
                                             financial and accounting officer")