Form 10KSB40
period 2001-09-30
BOUNCEBACKTECHNOLOGIES COM INC
filed 2001-12-28
CIK 899778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                  For the fiscal year ended September 30, 2001

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

                             707 Bienville Boulevard
                        Ocean Springs, Mississippi 39564
                    ----------------------------------------
                    (Address of Principal Executive Offices)

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

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

     As of December 17, 2001, 11,387,871 shares of Common Stock were outstanding, and the aggregate market value of such Common Stock (based upon the last reported sale price on December 14, 2001 the OTCBB), excluding outstanding shares beneficially owned by affiliates, was approximately $1,907,537.

     Transitional Small Business  Disclosure Format (Check one): Yes _____; No X
                                                                              --

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

The Company

     The Company was organized in 1969, and since 1993, has directed its focus to the hospitality and entertainment industry in both gaming and high tourist areas and to the gaming industry. The Company's ticker symbol for its Common Stock ("common stock initial cap") is "BBTC" and the Common Stock is traded on the NASD OTCBB.

     The Company entered the hospitality and entertainment industries by acquiring or developing certain businesses. In March 1994, the Company purchased its "Country Tonite Theatre" in Branson, Missouri. The Country Tonite production and show at the Country Tonite Theatre in Branson, Missouri was sold to On Stage Entertainment ("On Stage") on January 31, 2001. (The sale did not include the licensing agreement with Country Tonite Theatre Pigeon Forge, Tennessee.) In March 1997, another venue for the Country Tonite Show opened in Pigeon Forge, Tennessee. Country Tonite Theatre, LLC, formerly a joint venture between the Company and Burkhart Ventures, LLC, presents the Country Tonite Show in a 1,500-seat theater in Pigeon Forge, Tennessee. The Company was the operating manager and owned 60% of the joint venture. Effective December 31, 1998, the Company sold its 60% interest in Country Tonite Theatre, LLC to its minority partner, Burkhart Ventures, LLC. The Company's Country Tonite show continued to perform under contract in the Pigeon Forge Theatre until April 20, 2000, when the Company granted Country Tonite Theatre, LLC a license to perform the show for $1.3 million for a 40-year term. Since 1997, the Company, through its 85%-owned subsidiary, CRC of Tunisia, S.A., leases and operates a casino and 500-seat theatre in Sousse, Tunisia, North Africa.

BounceBackMedia.com, Inc. (Ocean Springs, Mississippi)

     In 2000,  through its  80%-owned  subsidiary,  BounceBack  Media.com,  Inc.
(BBM),  the Company  purchased the assets of Raw Data,  Inc., a privately  owned
California company, the Company redirected its focus to the development, sales and distribution of e-commerce business solutions through direct advertising of mini-CD's used by consumers and businesses to link potential customers to web sites and e-commerce centers.

     BBM's business strategy includes development of interactive promotional messages delivered digitally through various storage media, including CD-Rom and the Internet. The thrust of BBM's business to date has been derived from U.S. companies who are desirous of testing mini CD-Rom products under various application formats in smaller order increments ranging from 1,000 to 10,000 units.

     In order to attempt to stimulate BBM's operations, management is expanding BBM's product line - services to include website development and web hosting. BBM's strategy is geared to offering a comprehensive array of media services, which the Company hopes will attract a broader mainstream customer base of business clients. To that end, BBM is test marketing several integrated communication packages at competitive rates.

Casino Caraibe (Tunisia, North Africa)

     The Company, through its 85%-owned subsidiary, CRC of Tunisia, S.A., leases and operates a 42,000-square foot casino and 500-seat theatre (collectively "Casino Caraibe") in Sousse, Tunisia, North Africa. Casino Caraibe opened
October 18, 1997 and has over 10,000 square feet of gaming space with approximately 281 slot machines and 21 table games. Casino Caraibe also operates a gourmet restaurant, gift shop and additional food and bar service on the property.

     Casino Caraibe is leased pursuant to a revised lease agreement (with two, three-year renewal options) dated June 6, 2000 with Samara Casino Company ("Samara"). The revised lease agreement provides for an adjusted annual base rent of 480,000 dinars, which is approximately US $338,266 based on the exchange rate at December 15, 2001, plus value added taxes. In addition, a scaled variable rental fee is incurred when gross gaming revenues exceed 125,000 dinars monthly. The Company also pays rent on the Casino Caraibe Theatre at the rate of 10% of theatre revenue with a minimum payment due of one dinar (currently worth approximately $.71 US, based on the exchange rate on December 15, 2001) per paying customer. Casino

Caraibe is a freestanding building, which is located on a triangular piece of property in front of the 425-room Hotel Samara, one of three hotels that Samara controls in Sousse. The two other hotels have 125 and 275 rooms, respectively. The casino site is located on the main street of Sousse in the heart of the tourist center and directly off the beach. The site is approximately 1.5 acres in size. The casino was the first of its kind in the city of Sousse. In July of 2000, the Stardust Casino opened approximately three miles from Casino Caraibe. While the Stardust Casino is smaller than Casino Caraibe, it does offer some competition. Additionally, two other casinos are open in other Tunisian municipalities at distances of approximately fifty to three hundred miles from Sousse.

     The Republic of Tunisia is a small country in the most northern part of North Africa and is bordered on the north and east by the Mediterranean Sea, on the southeast by Libya, and on the west by Algeria. Tunisia is a destination resort area frequented by Europeans. Casinos are a recent attraction for the tourist trade in Tunisia.

     The Company decided in September 1999 to sell its interest in the Tunisian casino and leave the gaming industry. The Company commenced negotiations to sell its 85% interest in CRC of Tunisia, S.A. to Samara Casino Company, the lessor of the Casino Caraibe property. The negotiations failed and no final sales agreement was reached. In fact, a dispute arose between the parties with respect to the amount of rents due and owing which issue is being mediated through Tunisian arbitration (See Legal Proceedings). The Company has maintained full business operation of Casino Caraibe throughout the proposed sale transaction. As there is no other prospective purchaser, the operating results of CRC of Tunisia, S.A. previously reported as discontinued operations in fiscal year ended September 30, 2000 ("fiscal 2000") have been reclassified and reported as continuing operations. (See Management's Discussion & Analysis of the Financial Condition and Results of Operations.)

Regulation and Licensing of Gaming Activity

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

     The Company operates Casino Caraibe pursuant to a license issued by the Tunisian government, which expires in October 2003. The Company, through its CEO, John Pilger, intends to apply for a renewal at that time, although no assurance can be given that such renewal will be achieved.

Employees

     At September 30, 2001, the Company had 8 employees at its headquarters in Ocean Springs, Mississippi; 2 employees at its Ocean Springs, Mississippi BounceBackMedia.com, Inc. office; and 100 employees in Sousse, Tunisia.

     The Company is a party to an employment agreement with John J. Pilger, the Company's CEO. See Item 10, "Executive Compensation." None of the Company's employees are represented by a labor union and management considers its labor relations to be good.

ITEM 2. PROPERTIES

     The Company's leased properties include principally: Casino Caraibe theatre complex in Sousse, Tunisia, the Company's executive office in Ocean Springs, Mississippi; and a residential property in Ocean Springs, Mississippi.

     The Company also leases office space in Fresno, California for BBM at a cost of $2,500 monthly. The Company negotiated a mutually agreed upon early termination of the Fresno lease from May 2002 to December 31, 2001.

     The Company leases, pursuant to a five-year lease expiring in May 2002, executive office space in Ocean Springs, Mississippi at a rate of $66,000 per annum. The Company plans to negotiate a renewal of this lease, although no assurances can be given such renewal will be achieved.

     Casino Caraibe is leased pursuant to a revised lease agreement (with two, three-year renewal options) dated June 6, 2000. (See ITEM 1. BUSINESS - "Casino Caraibe".)

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

ITEM 3. LEGAL PROCEEDINGS

     The Company initiated a civil suit against Harrah's on September 4, 1998 in United States District Court for District of Minnesota. The Company alleges that Harrah's breached various agreements with the Company and tortuously interfered with the Company's contractual and prospective economic advantage associated with the Pokagon Band of Potawatomi Indians' Management Agreement. The suit further alleges that Harrah's withheld vital business information from the Company. The trial court dismissed the case on May 24, 1999 for lack of jurisdiction stating that the Company's claims were preempted by the Indian Gaming Regulatory Act. Accordingly, the court held that the Company's claims could not be heard in Federal Court. The Company asserted that it had the right to resolve the dispute with Harrah's in some forum and the trial court erred by dismissing the Company's complaint without granting the Company leave to file an amended complaint which would include a claim for an accounting and damages under the Uniform Partnership Act. The Eighth Circuit U.S. Court of Appeals filed its decision March 13, 2001, agreeing with the Company that the Federal District Court of Minnesota erred dismissing the Company's suit against Harrah's and the suit against Harrah's was remanded to the Federal District Court of Minnesota for further proceedings. On May 16, 2001, the U.S. District Court of Minnesota set a retrial scheduling order, which allows the Company's legal representatives to initiate discovery. On October 3, 2001 Harrah's filed a motion to dismiss with the US District Court District of Minnesota claiming that the contract between Harrah's and the Company by its terms precludes the Company from asserting a claim and further that the Company's claims are speculative. The Company and its attorneys plan on vigorously disputing this motion for Summary Judgment. Pending a favorable ruling by the court relative to the Summary Judgment Motion, a tentative trial date is set for November 2, 2002.

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

     Mr. Willard Smith filed a counterclaim on February 16, 1999, alleging breach of contract; breach of duty of fair dealing; tortuous interference with prospective business advantage; specific performance of contract to purchase real property and fraud. Additionally, Willard Smith filed a suit on July 10, 2000, against the Company's CEO, John J. Pilger, alleging he is the alter ego of CRC and as such liable for the acts of CRC including breach of contract; breach of duty of good faith and fair dealing; tortuous interference with prospective business advantage; breach of contract to purchase real property, and fraudulent inducement. On April 9, 2001, the Company and John Pilger petitioned the Jackson County Circuit Court for a partial Summary Judgment on all the counterclaims filed by Smith and Monarch Casinos, Inc., with the exception of "breach of contract to purchase real property." The Jackson County Circuit Court has not responded to this petition. A trial date is scheduled for April 2002. The Company and Mr. Pilger each plan to vigorously defend themselves.

     On May 13, 2001, Roger Birks, the former CEO of BBM, an 80%-owned subsidiary of the Company, commenced an action in Clark County District Court, Nevada, against BBM, a Nevada company, and John J. Pilger, President of BBM and CEO of the Company, alleging: breach of BBM Purchase Agreement by the Company for failure to use its best efforts to capitalize BBM; breach of Birks' Employment Agreement; and lastly, alleging that the Company and its alter ego, John Pilger, made false representations to Plaintiff which Plaintiff acted upon with respect to the BBM Purchase Agreement and Plaintiff's Employment Agreement. Plaintiff seeks compensatory and punitive damages and has not claimed a specific amount of damages, but claims such damages exceed $40,000. The Plaintiff also seeks reimbursement of attorney fees. Mr. Pilger has filed counterclaims against Mr. Birks alleging that Birks has willfully caused these legal proceedings to coerce a settlement and Mr. Birks is guilty of abuse of process. Mr. Pilger further alleges Birks has acted in bad faith with malice; and is entitled to an award for punitive and exemplary damages in excess of $10,000. The Company denies these allegations and plans to vigorously defend itself in this matter.

     CRC of Tunisia, S.A., the 85%-owned subsidiary of the Company, initiated arbitration proceedings against the casino lessor, Samara Casino Inc. and the Mahdoui family. The Company's position is that lessor took unauthorized advances totaling $227,229, duplicated rent payments of $210,294 and to date has been unwilling to treat these advances as prepaid rent. A three-panel Tunisian arbitration hearing is tentatively scheduled for as early as January 2002.

     On December 11, 2001 the Company issued a press release and a Form 8-K with respect to a civil complaint "Kevin M. Kean pltf vs. John J. Pilger; et al, including BounceBack Technologies.com dfts", filed by Kevin M Kean in Jackson County, Mississippi Circuit Court, against the Company and each of the members of its Board of Directors on November 21, 2001. Additionally, the Company received on November 28, 2001 from Kevin M. Kean, a shareholder, a notice of demand that the Board of Directors of the Company initiate actions to rectify alleged wrong doing committed by certain officers and directors of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fiscal year ended September 30, 2001.

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Common Stock initial cap is traded on the NASD OTCBB. The following table sets forth, for the fiscal periods indicated, the high and low sales prices of the Common Stock initial cap as reported by NASD OTCBB for the fiscal years ended September 30, 2001 and 2000, respectively.


                                                    Common Stock
                                            ---------------------------

                                             High                Low
                                             ----                ---

     FISCAL 2001


              First Quarter                 $ 0.25               $ 0.12
              Second Quarter                $ 0.30               $ 0.12
              Third Quarter                 $ 0.22               $ 0.12
              Fourth Quarter                $ 0.17               $ 0.10

     FISCAL 2000

              First Quarter                 $ 0.21               $ 0.13
              Second Quarter                $ 0.75               $ 0.40
              Third Quarter                 $ 0.84               $ 0.28
              Fourth Quarter                $ 0.38               $ 0.16


Holders

     On December 17, 2001 there were approximately 300 record holders of the Common Stock initial cap.

Dividends

     No dividends have been declared or paid since September 30, 1999. The Company does not contemplate declaring or paying a dividend in the foreseeable near future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Following is management's discussion and analysis of significant factors which have affected the Company's financial position and operating results during the periods reflected in the accompanying consolidated financial statements. All references to dollar amounts are in U.S. dollar.

CONTINUING OPERATIONS

     The Company's revenues from continuing operations were $3,360,095 during the fiscal year ended September 30, 2001.

BOUNCEBACKMEDIA.COM, INC.

     BounceBackMedia.com, Inc., the Company's 80%-owned subsidiary, commenced operations January 2000 with the acquisition of all of the assets of Raw Data, Inc. The Company entered into two employment agreements with Roger Birks and Ricardo Gonzalez in January 2000. Mr. Birks was CEO of BounceBackMedia.com from January 2000 until he terminated his employment in November 2000. Mr. Gonzalez was terminated in May 2001.

     Revenues for fiscal 2001 were $273,581. Operating expenses, including cost of goods sold, wages, marketing, promotional expense and office expenses were $714,956. This compares to revenues of $486,499 and operating expenses of $898,258 for fiscal 2000. Operating revenues for fiscal 2001 were impacted by the relocation to Ocean Springs, Mississippi as well as a change in personnel. The move was initiated in order to reduce overhead expenses and 2001 expenses include relocation costs of $14,725. Any savings associated with elimination of rent, utilities and administration did not begin until August of 2001.
Additionally, in fiscal 2000 BBM was in its first year start-up mode and incurred certain one-time costs, which were expensed as incurred.

GAMING, TUNISIA

     Revenue for fiscal 2001 was $3,086,514 compared to $3,259,814 for fiscal 2000, a decrease of $173,300, or 5.3%, which was primarily due to a decrease in patron count; which decrease was generally offset by an increase in net win from gaming activities, which is the difference between gaming wins and losses. Operating expenses including project, general and administrative costs, depreciation and cost of sales decreased $197,021 from $4,036,311 in fiscal 2000 to $3,839,290 in fiscal 2001. This decrease was primarily due to the continued efforts of management to reduce expenses, specifically a continued reduction of the casino workforce, as a response to a drop in patron count. The operating loss was ($752,776) (net of $480,000 management fees which are eliminated in consolidation) for fiscal 2001 compared to a loss of ($776,497) (including $395,000 of management fees which are eliminated in consolidation).

GENERAL AND ADMINISTRATIVE

The Company's general and administrative expenses aggregated $2,144,391 in fiscal 2001 compared to $2,514,402 for fiscal 2000, a decrease of $370,502. The decrease was primarily due to the reduction of overhead with the sale of discontinued operations and a reduction in legal expenses. The general and administrative expenses for fiscal 2001 of $487,900, as reported, are net of $600,000 and $1,056,491, which are the reversal of reserves of a receivable and deferred development costs.

INTEREST EXPENSE

     Interest expense totaled $27,121 for fiscal 2001 compared to $212,486 for fiscal 2000. The decrease of $185,365 was primarily due to the Company's continued retirement of debt.

OTHER

     Interest income as of September 30, 2001 was $19,170 compared to $43,769 for the same period in fiscal 2000, a decrease of $24,599 or 56%. This decrease is due to a combination of a reduction in interest rates applied to a lower daily average corporate cash balance.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, the Company had cash of $1,863,359 compared to $509,374 as of September 30, 2000.

     The Company's principal source of cash was proceeds from the sale of assets of CRC of Branson, Inc. and CTE to On Stage Entertainment, Inc. for $3.6 million, net of expenses of the sale paid directly by the Company of $222,939. On January 31, 2001, the Company closed the sale transaction with On Stage and received $350,000 in cash, a secured short term 10% interest-bearing note for $650,000, of which $150,000 was paid February 15, 2001 and $500,000 which was paid on March 15, 2001. The balance of $2,800,000, plus interest, was secured with a 10% interest-bearing promissory note due July 31, 2001, which was paid in full.

     Also, during fiscal 2001 the Company received management fees from CRC of Tunisia, S.A. of $265,000. This management fee is paid on a monthly basis based on sufficient available cash from operations.

     The first Roy Anderson Holding Corporation debenture was satisfied in full November 2000 with principal and interest payments totaling $347,795. On August 2, 2001, upon receipt of the $2.8 million due under a secured note from On Stage (see Note 4) the Company satisfied its obligation under Roy Anderson Holding Corporation's Second Debenture with the payment of $752,748.

     The Company expects cash on hand and from continuing operations to be sufficient to meet capital expenditures, debt service and working capital requirements in 2002. The Company also has a line-of-credit arrangement with a regional bank, which provides for borrowing up to $200,000 at prime plus 1% interest rates. This line-of-credit is secured by the accounts receivable of the Company and the personal guaranty of the Company's CEO, John Pilger. At September 30, 2001 and 2000, there were no advances under the line-of-credit.

     The Company has executed a Revised Conditional Release and Termination Agreement with Lakes Gaming for a maximum aggregate amount of $16.1 million, which included a $2 million refundable cash down payment received by the Company in August 1999. The down payment is refundable if a casino is not opened within five years and has been recorded as deferred revenue in 2000 and 1999. Payment of the remaining $14.1 million is contingent upon opening of the casino and other events occurring in the future. Site development of a Michigan casino by Lakes Gaming commenced in 2001. Lakes has the right under the terms of the Company's Revised Conditional Release and Termination agreement to retire its debt obligation to the Company of approximately $11.0 million by making a one-time discounted 10% present value payment of approximately $8.0 million. However, there can be no assurances as to the timing of completion of the casino or its opening.

     On June 21, 2001, the Company received notice of an assessment from the Tunisian Department of Finance for an amount totaling 4.6 million dinars ($3.24 million U.S. equivalent, based on exchange rate on December 15, 2001). This is related to unpaid gaming tax, a slot tax assessment, and an adjusted income tax assessment. The Company has retained the services of a Tunisian tax attorney, who is in the process of appealing this assessment. Based on the tax attorney's review, approximately $3.1 million dinars ($2.18 million U.S. equivalent, based on exchange rate on December 15, 2001) of this assessment relates to Tunisian statutory regulations, which require businesses to maintain original transaction documents for Tunisian tax purposes. Samara confiscated the majority of Casino Caraibe's financial operating and reporting records last December 2000, which records tracked both loans from the Company to its 85%-owned subsidiary, CRC of Tunisia as well as purchases made by the Company of equipment, furniture and fixtures for the sole benefit of CRC of Tunisia, beginning in 1997. Thus, our tax attorney has recommended CRC of Tunisia operation reserve 1.5 million dinars ($1.0 million U.S. equivalent, based on exchange rate on December 15, 2001) to satisfy this assessment. $1,074,499 has been accrued for Tunisian slot taxes. Based on the advice of former counsel, the Company's position was that it was not subject to a tax on slot revenue under Tunisian gaming law.

     During fiscal 2001, capital expenditures totaled $16,120 compared to $105,764 for fiscal 2000. Capital expenditures in fiscal 2001 consisted principally of computer equipment for the corporate office and its subsidiaries.


SEASONALITY

     The casino in Tunisia is subject to seasonal factors as the period from October to April is considered the slow tourist season.

IMPACT OF INFLATION

     Management of the Company does not believe that inflation has had any significant effect on the Company's financial condition or results of operations for the periods presented. However, an increase in the rate of inflation could adversely affect the Company's future operations and financial condition.

FOREIGN CURRENCY TRANSACTIONS

     The Company's transactions with respect to its casino venture in Tunisia will be in dinars. As such, there are all the risks that pertain to fluctuations in foreign exchange rates and potential restrictions or costs associated with the transfer of funds to the United States.

Forward-Looking Statements:

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. Management believes that all statements that express expectations and projections with respect to future matters, including but are not limited to, those relating to expansion, acquisition, the sale of assets and business segments and other development activities, dependence on existing management, leverage and debt service, domestic or global economic conditions (including sensitivity to fluctuations foreign currencies), changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including legalization of gaming in certain jurisdictions) and the requirement to apply for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations) are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          Index to Financial Statements
-------------------------------------------------------------------------------


     Independent Auditors' Report 2001...............................    11

     Consolidated Financial Statements
      Balance Sheets.................................................    12
      Statements of Operations.......................................    13
      Statements of Stockholders' Equity.............................    14
      Statements of Cash Flows.......................................    15
      Notes to Consolidated Financial Statements..................... 16-31

CIRO E. ADAMS, CPA
2 BARRY DRIVE
P.O. BOX 306
MANTUA, NJ 08051-0306
856-468-7300

                                December 12, 2001



                          Independent Auditor's Report
                          ----------------------------


To the Shareholders and Board of Directors
BounceBackTechnologies.com, Inc.
707 Bienville Boulevard
Ocean Springs, MS 39564

I have audited the accompanying consolidated balance sheets of BounceBackTechnologies.com, Inc. (a Minnesota corporation) and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BounceBackTechnologies.com, Inc. and subsidiaries as of September 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                       Ciro E. Adams
                                       Certified Public Accountant


                                       BOUNCEBACKTECHNOLOGIES.COM, INC.

                                         CONSOLIDATED BALANCE SHEETS

                                                        ASSETS                        September 30,   September 30,
                                                        ------                          2001               2000
                                                                                      -------------   -------------


Current assets:
     Cash and cash equivalents..................................................      $  1,863,359    $   509,374
     Accounts receivable - net..................................................            90,463        466,754
     Inventory..................................................................            57,047         33,909
     Prepaid expenses...........................................................            95,818        250,017
     Net assets for sale - entertainment........................................                 -        505,274
                                                                                      -------------   ------------
               Total current assets.............................................         2,106,687      1,765,328

Deferred income taxes...........................................................         1,510,311              -
Property and equipment - net....................................................           996,931      1,388,548
Goodwill, net...................................................................            87,900        523,300
Other receivable................................................................           600,000              -
Notes receivable - related parties, net.........................................           149,948        244,145
Deferred development costs......................................................         1,056,491              -
Other assets....................................................................            30,287         24,201
                                                                                      -------------   ------------
                         Total assets...........................................      $  6,538,555    $ 3,945,522
                                                                                      =============   ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable...........................................................      $    337,765    $   420,656
     Current maturities of long-term debt.......................................           141,841        390,342
     Accrued gaming tax.........................................................         1,074,499        620,483
     Accrued expenses and other liabilities.....................................           447,913        732,504
     Deferred income taxes......................................................            10,311              -
                                                                                      -------------   ------------
               Total current liabilities........................................         2,012,329      2,163,985

Long-term debt, less current maturities.........................................                 -        815,351
Deferred revenue................................................................         2,000,000      2,000,000
Minority interest...............................................................                 -        (82,602)
Stockholders' equity:
     Preferred stock, 8% cumulative, $.01 par value; 5,000,000 shares authorized;
          none issued and outstanding...........................................                 -              -
     Common stock, $.01 par value; 30,000,000 shares authorized; 11,387,871
          and 12,461,258 issued and outstanding for 2001 and 2000...............           113,879        113,613
     Additional paid-in capital.................................................        23,165,749     23,155,247
     Retained earnings..........................................................       (20,753,402)   (24,227,797)
     Accumulated comprehensive income...........................................                 -          7,725
                                                                                      -------------   ------------
               Total stockholders' equity.......................................         2,526,226       (951,212)
                                                                                      -------------   ------------
                         Total liabilities and stockholders' equity.............      $  6,538,555    $ 3,945,522
                                                                                      =============   ============

 The accompanying notes are an integral part of these consolidated financial statements


                                       BOUNCEBACKTECHNOLOGIES.COM, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       For the Year Ended
                                                                                -----------------------------------
                                                                                September 30,         September 30,
                                                                                    2001                   2000
                                                                                -------------         -------------
Operating Revenues:
     Gaming segment............................................................. $  3,086,514          $  3,259,814
     Technology sales...........................................................      273,581               486,499
     Management fees............................................................            -                50,714
                                                                                --------------         -------------
          Total revenue.........................................................    3,360,095             3,797,027
Operating Expenses:
     Gaming cost of sales.......................................................      310,974               362,874
     Gaming selling, general and administrative expenses........................    3,528,316             3,673,437
     Technology cost of sales...................................................      170,098               439,326
     Technology selling, general and administrative expenses....................      544,858               458,932
     Corporate selling, general and administrative expenses.....................    2,144,391             2,514,402
     Realization of costs previously reserved for...............................   (1,656,491)                    -
                                                                                --------------         -------------
          Total operating expenses..............................................    5,042,146             7,448,971
                                                                                --------------         -------------
Operating loss..................................................................   (1,682,051)           (3,651,944)
Other Income and Expenses:
     Other income...............................................................       14,832                56,366
     Interest income............................................................       19,170                43,769
     Interest expense...........................................................      (27,121)             (212,486)
                                                                                --------------         -------------
          Total other income and expenses.......................................        6,881              (112,351)
                                                                                --------------         -------------

Loss before minority interest...................................................   (1,675,170)           (3,764,295)
     Minority interest..........................................................            -                82,602
                                                                                --------------         -------------
Loss before income taxes........................................................   (1,675,170)           (3,681,693)
     Income tax benefit.........................................................    2,794,641                     -
                                                                                --------------         -------------
Net Income (Loss) - Operating...................................................    1,119,471            (3,681,693)

Discontinued Operations:
     Income from entertainment segment, net of taxes of
         $246,504 and $0 in 2001 and 2000, respectively.........................      454,431             2,826,663
     Gain on sale of entertainment segment, net of taxes of
         $1,048,137 and $0 in 2001 and 2000, respectively.......................    1,900,493                     -
                                                                                --------------         -------------
Net income - Discontinued Operations............................................    2,354,924             2,826,663
Extraordinary item - Gain on early extinguishment of debt.......................            -               438,642
                                                                                --------------         -------------
Net income (loss)............................................................... $  3,474,395          $   (416,388)
                                                                                ==============         =============

Net income (loss) per Share - Basic and Diluted
     Operating income (loss)....................................................      $  0.09              $  (0.30)
     Discontinued operations....................................................         0.19              $   0.23
     Extraordinary item - gain on early extinguishment of debt..................            -              $   0.04
                                                                                --------------         -------------
Net Income (Loss) Per Share.....................................................      $  0.28              $  (0.03)
                                                                                ==============         =============

     Weighted average common shares outstanding.................................   12,296,720            12,261,958


        The accompanying notes are an integral part of these consolidated financial statements.


                                       BOUNCEBACKTECHNOLOGIES.COM, INC.
                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                   Shares of                   Additional                      Accumulated
                                                     Common       Common        Paid-in         Retained      Comprehensive
                                                     Stock         Stock        Capital         Deficits          Income
                                                     -----         -----        -------         --------          ------

Balance, October 1, 1999........................   10,431,880    $ 104,319    $ 22,953,761   $ (23,811,409)       $ (20,958)
     Common stock issued on conversion of
          debentures............................      629,378        6,294         144,486               -                -
     Options issued on conversion of
          debentures............................            -            -           9,000               -                -
     Common stock issued........................      300,000        3,000          48,000               -                -
     Foreign currency translation adjustment....            -            -               -               -           28,683
     Net income.................................            -            -               -        (416,388)               -
                                                   ----------    ---------    ------------   -------------          -------
Balance, September 30, 2000.....................   11,361,258    $ 113,613    $ 23,155,247   $ (24,227,797)         $ 7,725

     Common stock issued........................       26,613          266          10,502               -                -
     Foreign currency translation adjustment....            -            -               -               -           (7,725)
     Net income.................................            -            -               -       3,474,395                -
                                                   ----------    ---------    ------------   -------------          -------
Balance, September 30, 2001.....................   11,387,871    $ 113,879    $ 23,165,749   $ (20,753,402)             $ -
                                                   ==========    =========    ============   =============          =======


              The accompanying  notes are an integral part of these consolidated financial statements.


                                       14

                                       BOUNCEBACKTECHNOLOGIES.COM, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the Year Ended
                                                                                -----------------------------------
                                                                                September 30,         September 30,
                                                                                    2001                   2000
                                                                                -------------         -------------
Operating Activities:
Net income (loss)............................................................... $  1,119,471         $ (3,681,693)
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization..............................................      429,313              372,991
     Deferred income taxes benefit..............................................   (1,500,000)                   -
     Gain on early extinguishment of debt.......................................            -                    -
     Provisions for doubtful accounts...........................................        5,640               98,977
     Amortization of discount upon conversion
          of convertible debentures.............................................       36,687                    -
     Minority interest..........................................................       82,602              (82,602)
     Reserve for uncollectible accounts.........................................            -                    -
     Net change in long term accounts...........................................            -                    -
     Net change in working capital accounts.....................................      538,551              277,016
                                                                                --------------        -------------
Net cash provided by (used in) operating activities.............................      712,264           (3,015,311)

Investing activities:
Purchase of property and equipment..............................................      (16,121)            (105,763)
Decrease (increase) in due to related party.....................................      137,806              166,327
                                                                                --------------        -------------
Net cash provided by investing activities.......................................      121,685               60,564

Financing Activities:
Short-term borrowings...........................................................      400,000               65,000
Repayment of short-term borrowings..............................................     (400,000)                   -
Repayments of long term debt....................................................   (1,100,539)          (1,164,932)
Common stock issued for compensation of employee................................       10,768               51,000
                                                                                --------------        -------------
Net cash used in financing activities...........................................   (1,089,771)          (1,048,932)

Cash flows used in operations                                                        (255,822)          (4,003,679)
                                                                                --------------        -------------

Cash flows from discontinued operations:
Entertainment segment...........................................................    1,609,807            3,350,634
Gaming segment..................................................................            -                    -
                                                                                --------------        -------------
Net cash provided by discontinued operations....................................    1,609,807            3,350,634
                                                                                --------------        -------------

Net increase (decrease) in cash.................................................    1,353,985             (653,045)
Cash at beginning of period.....................................................      509,374            1,162,419
                                                                                --------------        -------------
          Cash at end of period.................................................    1,863,359         $    509,374
                                                                                ==============        =============

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest expense................................................ $     43,635         $    136,411
  Cash paid for income taxes.................................................... $     65,371         $          -

Disclosure of non-cash financing and investing activities:
  Common stock issued on conversion of debentures............................... $          -         $    150,780

              The accompanying notes are an integral part of these consolidated financial statements

BounceBack Technologies.com, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Note 1 - Business

     BounceBackTechnologies.com, Inc. (the "Company") is a Minnesota corporation organized in 1969. The Company and subsidiaries is engaged in the e-commerce industry focusing on marketing, sales and business solutions to the Internet and e-commerce industries. While the Company's gaming segment operates a casino through its 85%-owned subsidiary, CRC of Tunisia, S.A., in Sousse, Tunisia, North Africa. The Company's ticker symbol for its Common Stock is "BBTC" and the Common Stock is traded on the NASD OTCBB.

     Prior to January 4, 2000, the Corporation conducted its business under the name of Casino Resource Corporation. The name change reflects the Company's intent to focus on marketing, sales and business solutions to the Internet and e-commerce industries.

     Through its 80%-owned subsidiary, BounceBackMedia.com, Inc., the Company is engaged in marketing e-commerce business-to-business solutions. The Company acquired all of the assets of Raw Data Inc., a privately owned California company, focused on the development, sales and distribution of e-commerce business solutions through direct advertising of mini CDs used by business and consumers to link potential customers to web sites and e-commerce centers. Upon the acquisition on December 31, 1999, the Company changed the name of its new 80%-owned subsidiary to BounceBackMedia.com, Inc. BounceBackMedia.com, Inc., a Nevada corporation, was headquartered in Fresno, California until June 18, 2001. On this date, BBM moved its headquarters to Ocean Springs, Mississippi to reduce the general and administrative overhead expense and take advantage of a highly competitive business resource marketplace.

     The Company, through its 85%-owned subsidiary, CRC of Tunisia, S.A., leases and operates a casino and 500-seat theatre in Sousse, Tunisia, North Africa. The 42,000-square foot casino resort, which opened October 18, 1997, has over 10,000 square feet of gaming space with approximately 281 slot machines and 21 table games. CRC of Tunisia also operates a gourmet restaurant, gift shop and additional food and bar service on the property.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation. The consolidated financial statements include the accounts and operations of BounceBackTechnologies.com, Inc. and its subsidiaries (collectively, the "Company" or "BBT"). All material intercompany balances and transactions have been eliminated.

Continuing Operations. The Company reported in September 1999 its decision to sell its interest in the Tunisian casino and leave the gaming industry. The Company commenced negotiations to sell its 85% interest in CRC of Tunisia, S.A. to Samara Casino Company, the lessor of the Casino Caraibe property. The negotiations failed and no final sales agreement was reached. The Company has maintained full business operation of Casino Caraibe throughout the proposed sale transaction. As there is no other prospective purchaser the operating results of CRC of Tunisia, S.A. previously reported as discontinued operations in fiscal 2000 have been reclassified and reported as continuing operation through fiscal 2001.

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

Revenue and Promotional Allowances. Casino revenues represent the net win from gaming activities. Net win is the difference between gaming wins and losses.

Net revenues do not include the retail amount of food, beverage and other items provided gratuitously to customers. These amounts, which are included in promotional allowances, totaled $187,994 for fiscal 2001 and $154,785 for fiscal 2000. The estimated cost of providing such complimentary services, which is included in gaming cost of sales, was $93,997 for fiscal 2001 and $77,393 for fiscal 2000.

Advertising Costs. Advertising costs were expensed as incurred by the gaming segments. Advertising expense for fiscal year 2001 and 2000 was $64,408 and $57,889.

Long-lived Assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations, including related goodwill when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Fair Value of Financial Instruments. The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, payroll taxes payable and convertible notes payable are considered to be representative of their respective fair values due to their short-term nature.

Inventories. Inventories, consisting primarily of materials to manufacture mini CDs, are stated at the lower of cost or market using the first in, first out method.

Property and Equipment. Property and equipment are carried at cost. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. Betterments and large renewals which extend the life of the asset are capitalized whereas maintenance and repairs and small renewals are expended as incurred.

Revenue Recognition. Technology sales are product sales for cash and on normal credit terms of 90 days or less. Generally, sales are recorded when the products are shipped to the customer. Management fees are recognized ratably over the period of the management contract. Casino revenues represent the net win from gaming activities. Net win is the difference between gaming wins and losses.

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

Net Income Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of weighted average number of common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if the Company's outstanding stock option was exercised. However, because of the market price of the stock during the year, there was no effect on net income (loss) per share.

Currency Translation. The Company accounts for currency translation in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The Tunisian results are translated from Tunisian dinars to US dollars. Certain fixed assets and intangibles are valued at historical exchange rates, while other balance sheet accounts are translated at the exchange rate in effect at each year-end. Income accounts are translated at the average rate of exchange prevailing during the year.

Reclassifications. Certain reclassifications have been made to prior year amounts to conform to the classifications used in the current year presentation.

Note 3 - Segment Information

Management (Parent) Company

     BBT is the parent and management company for all related entities. BBT is also responsible for the strategic planning and visionary pursuits of corporate goals and missions.

     BBT, for revenue, charges management fees to subsidiaries in the amount of $1,380,000 for fiscal 2001 and $1,646,000 for fiscal 2000. BBT has general and administrative expenses of $2,144,391 for 2001 and $2,514,402 for 2000.

Gaming Segment

     The Company, through its 85%-owned subsidiary, CRC of Tunisia, S.A., leases and operates a casino and 500-seat theatre in Sousse, Tunisia, North Africa. The 42,000-square foot casino resort, which opened October 18, 1997, has over 10,000 square feet of gaming space with approximately 281 slot machines and 21 table games. CRC of Tunisia also operates a gourmet restaurant, gift shop and additional food and bar service on the property.


                                           Fiscal Year Ended
                                    ---------------------------------
                                    September 30,       September 30,
                                        2001                 2000
                                    ---------------------------------

Revenue:
       Gaming......................  $  1,912,366       $  2,178,810
       Theatre......................      439,953            500,501
       Food, Beverage & Other.......      734,195            580,503
                                     -------------      -------------
          Total Revenue.............    3,086,514          3,259,814
Promotional allowance...............      187,994            154,785
Other Expenses......................    3,651,296          3,881,526
                                     -------------      -------------
                      Income (Loss)  $   (752,776)      $   (776,497)
                                     =============      =============

Assets
     Current assets................. $    620,883       $    854,442
     Property and equipment.........      696,893          1,019,676
                                     -------------      -------------
                      Total assets   $  1,317,776       $  1,874,118
                                     =============      =============


Liabilities
     Current liabilities............ $  1,478,662       $   1,167,918
     Intercompany payable...........    6,688,941           6,344,208
                                     -------------      -------------
                 Total liabilities   $  8,167,603       $   7,512,126
                                     -------------      -------------

Equity
     Equity in Subs................. $    998,000       $     998,000
     Retained Earnings..............   (7,847,827)         (6,636,008)
                                     -------------      -------------
                      Total Equity   $ (6,849,827)      $  (5,638,008)
                                     -------------      -------------
        Total Liabilities & Equity   $  1,317,776       $   1,874,118
                                     =============      =============

Technology Segment

     Through its 80%-owned subsidiary, the Company acquired all of the assets of Raw Data Inc. a privately owned California company focused on the development, sales and distribution of e-commerce business solutions through direct advertising of mini CD's used by business and consumers to link potential customers to web sites and e-commerce centers.

     BBM's business strategy includes development of interactive promotional messages delivered digitally through various storage media, including CD-Rom and the Internet. The thrust of BBM's business to date has been derived from U.S. companies who are desirous of testing mini CD-Rom products under various application formats in smaller order increments ranging from 1,000 to 10,000 units.

     In order to attempt to stimulate BBM's business operations management is expanding BBM's product line - services to include website development and web hosting. BBM's strategy is geared to offering a comprehensive array of media services, which the Company hopes will attract a broader mainstream customer base of business clients. To that end, BBM is test marketing several integrated communication packages at competitive rates.

                                                             Fiscal Year Ended
                                                      ---------------------------------
                                                      September 30,       September 30,
                                                          2001                2000
                                                       ---------           ---------
Revenues ...........................................   $ 273,581           $ 486,499
Expenses............................................     715,525             899,508
                                                       ---------           ---------
                      Income (Loss) ................   $(441,944)          $(413,009)
                                                       =========           =========

Assets
     Current assets ................................   $  56,625           $  69,541
     Property and equipment ........................      64,034              72,799
     Long-term assets ..............................      87,900             117,200
                                                       ---------           ---------
                      Total assets .................   $ 208,559           $ 259,540
                                                       =========           =========
Liabilities
     Current liabilities ...........................   $  92,723           $ 118,253
     Intercompany payable ..........................     888,187             554,296
                                                       ---------           ---------
                 Total liabilities .................   $ 980,910           $ 672,549
                                                       ---------           ---------
Equity
     Retained Earnings..............................    (772,351)           (413,009)
                                                       ---------           ---------
                      Total Equity .................   $(772,351)          $(413,009)
                                                       ---------           ---------
        Total Liabilities & Equity .................   $ 208,559           $ 259,540
                                                       =========           =========

Note 4 - Gain on Sale of Entertainment Segment

On January 25, 2001, the Company entered into an Asset Purchase Agreement with On Stage Entertainment, Inc. ("On Stage") to sell the Company's assets relating to the Country Tonite Theatre in Branson, Missouri, and the Country Tonite Production Show for $3.8 million. On January 31, 2001, the Company closed the sale transaction with On Stage and received $350,000 in cash, a secured short term 10% interest-bearing note for $650,000, of which $150,000 was paid February 15, 2001 and $500,000 which was paid on March 15, 2001. The balance of $2,800,000 was secured with a 10% interest-bearing promissory note due July 31, 2001, which was paid in full. (The sale does not include the licensing agreement with Country Tonite Theatre Pigeon Forge, Tennessee. See last paragraph below.)

Gross Proceeds ..........................................    $3,800,000
     Less:
     Basis of Assets and Production Rights Sold..........       628,431
     Expenses of Sale ...................................       222,939
     Income Tax .........................................     1,048,137
                                                             ----------
Gain on Sale of Entertainment Segment....................    $1,900,493
                                                             ==========

     Because the Company realized a gain on its sale of the entertainment segment, the Company will recognize the tax benefit of previous unrecognized net operating losses carry forward (net operating losses were previously unrecognized due to uncertainty of future income). The tax benefits recognized on this transaction are $1,048,137. At September 30, 2001, the Company has remaining unrecognized net operating loss carry forwards of approximately $9,293,000 for federal and state tax purposes that begin to expire in 2009.

     Prior to 1999, the Company owned a 60% interest in a joint venture, Country Tonite Theatre, LLC, which operated a theatre for the show in Pigeon Forge, Tennessee. The Company sold its interest to the minority partner, Burkhart Ventures, LLC, on December 31, 1998. Country Tonite Theatre, LLC continued to contract CTE to produce the Show through April 20, 2000. On April 20, 2000, CTE granted a partnership related to Burkhart Ventures, LLC, Country Tonite Theatre/ Pigeon Forge, a license to produce the Country Tonite show within a 150-mile radius, excluding Nashville, Tennessee, for a 40-year term. The partnership, Country Tonite Theatre/ Pigeon Forge, agreed to pay CTE $1.3 million for the license. Country Tonite Theatre/ Pigeon Forge paid the Company in April 2000, $900,000 in cash and the balance of $400,000 was to be paid at a rate of $50,000 each December 31, which began December 31, 2000. By agreement between Country Tonite Theatre/ Pigeon Forge and the Company, Country Tonite Theatre/ Pigeon Forge satisfied the balances due the Company of $249,607 in full by making the negotiated payment of $200,000 on April 6, 2001. The Company recognized a loss of $28,607 in the quarter ended March 31, 2001.

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

The Company has recorded currency translation adjustments of $(7,724) and $28,683 in 2001 and 2000 as Accumulated Comprehensive Income in the accompanying financial statements.

Note 6 - Accounts Receivable, Net

Management (Parent) Company

                                                Fiscal Year Ended
                                        --------------------------------
                                        September 30,     September 30,
                                             2001             2000
                                         ------------      ------------
Accounts receivable - trade .............  $    --          $    --
  Allowance for doubtful accounts .......       --               --
                                           -------          -------
Net accounts receivable - trade .........       --               --
Accounts receivable - employees .........   26,056           71,615
Accounts receivable - other .............   10,105           26,575
                                           -------          -------
Total accounts receivable, net ..........  $36,161          $98,190
                                           =======          =======

Gaming Segment

                                               Fiscal Year Ended
                                        ----------------------------------
                                         September 30,      September 30,
                                              2001              2000
                                          ------------     -------------
Accounts receivable - trade .............  $ 33,209          $ 89,692
  Allowance for doubtful accounts .......        --                --
                                           --------          --------
Net accounts receivable - trade .........    33,209            89,692

Accounts receivable - employees .........    10,374            46,930
Accounts receivable - other .............        --           209,000
                                           --------          --------
Total accounts receivable, net ..........  $ 43,583          $345,622
                                           ========          ========

Bad debt expense was $0 and $0 in 2001 and 2000, respectively.

Technology Segment

                                                Fiscal Year Ended
                                        ---------------------------------
                                         September 30,      September 30,
                                             2001               2000
                                          ------------      -------------
Accounts receivable - trade .............. $ 15,893           $ 21,443
  Allowance for doubtful accounts ........   (5,640)                --
                                           --------           --------
Net accounts receivable - trade ..........   10,253             21,443

Accounts receivable - employees ..........      466              1,500
Accounts receivable - other ..............       --                 --
                                           --------           --------
Total accounts receivable, net ........... $ 10,719           $ 22,943
                                           ========           ========

Bad debt expense was $14,884 and $4,223 in 2001 and 2000, respectively. Substantially all of the Company's accounts receivable are with companies for whom products were shipped. However, concentrations of credit risk are limited due to the number of the Company's clients as well as their dispersion across many different geographical regions.

Note 7 - Inventory

     Inventory consists of:

                                     Fiscal Year Ended
                             ---------------------------------
                             September 30,      September 30,
                                  2001               2000
                             -------------      -------------
BBM:
     Work in process ........   $28,350            $    --
     Supplies ...............     6,131             12,149
                                -------            -------
                                 34,481             12,149
CRC of Tunisia:
     Beverage ...............    22,566             21,760
                                -------            -------
                                $57,047            $33,909
                                =======            =======


Note 8 - Property and Equipment

Management (Parent) Company

                                                  Fiscal Year Ended
                                        ------------------------------------
                                         September 30,        September 30,
                                             2001                  2000
                                        --------------       ---------------
Buildings and improvements ...........    $ 239,517             $ 239,517
Gaming equipment .....................           --                    --
Equipment ............................      177,202               175,904
Furniture and Fixtures ...............       76,863                76,863
                                          ---------             ---------
  Total Property and Equipment .......      493,582               492,284
Accumulated Depreciation .............     (257,578)             (224,894)
                                          ---------             ---------
Property and equipment, net ..........    $ 236,004             $ 267,390
                                          =========             =========

     The Company rents its corporate office in Ocean Springs, MS, pursuant to a 5-year lease, which expires in 2002, at a cost of $5,500 per month.

     Depreciation expense for property and equipment for the years ended September 30, 2001 and September 30, 2000 totaled $32,684 and $34,460.

Gaming Segment

                                                  Fiscal Year Ended
                                        ---------------------------------------
                                         September 30,           September 30,
                                             2001                     2000
                                         --------------          --------------
Buildings and improvements ...........    $ 1,140,536             $ 1,148,261
Gaming equipment .....................      1,404,584               1,404,584
Equipment ............................          7,108                      --
Furniture and Fixtures ...............             --                      --
                                          -----------             -----------
  Total Property and Equipment .......      2,552,228               2,552,845
Accumulated Depreciation .............     (1,855,335)             (1,504,486)
                                          -----------             -----------
Property and equipment, net ..........    $   696,893             $ 1,048,359
                                          ===========             ===========

     Depreciation expense for property and equipment for the years ended September 30, 2001 and September 30, 2000 totaled $350,848 and $543,858.

Technology Segment

                                                 Fiscal Year Ended
                                        -----------------------------------
                                        September 30,       September 30,
                                             2001                2000
                                        ---------------    ----------------
Buildings and improvements ...........    $     --             $     --
Gaming equipment .....................          --                   --
Equipment ............................      84,190               76,475
Furniture and Fixtures ...............       3,500                3,500
                                          --------             --------
  Total Property and Equipment .......      87,690               79,975
Accumulated Depreciation .............     (23,656)              (7,176)
                                          --------             --------
Property and equipment, net ..........    $ 64,034             $ 72,799
                                          ========             ========

     Prior to the relocation of BBM to Ocean Springs, Mississippi, the Company leased its technology office and plant in Fresno, CA, under a two-year lease agreement at a cost of $2,500 per month. The lease by mutual agreement between landlord and Company will terminate on December 31, 2001.

     Depreciation expense for property and equipment for the years ended September 30, 2001 and September 30, 2000 totaled $16,480 and $7,176.

Note 9 - Related Party Transaction

Notes and advances receivable include notes and related interest due from officers and stockholders totaling $149,948 and $244,145 at September 30, 2001 and 2000 at interest rates ranging from 6% to 11%. The notes mature from October 1, 1999 to December 31, 2001.

Note 10 - Accrued Expenses and Other Liabilities

                                           Fiscal Year Ended
                                    ----------------------------------
                                    September 30,        September 30,
                                        2001                 2000
                                    ------------         ------------
Professional fees .................  $  45,000             $  75,881
Payroll and payroll taxes .........    225,241               216,912
Interest ..........................        741                   741
Sales tax .........................        145                   145
Insurance .........................     20,936                77,367
Accrued rent ......................    188,604               271,869
Other .............................    (32,755)               89,590
                                     ---------             ---------
                                     $ 447,912             $ 732,505
                                     =========             =========

Note 11 - Credit Arrangements

The Company has a line-of-credit arrangement with a regional bank, which provides for borrowing up to $200,000 with interest at prime plus 1%. This line-of-credit is secured by the accounts receivable of the Company and personally guaranteed by the Company's CEO, John Pilger. At September 30, 2001 and 2000, there were no advances under the line-of-credit.

Note 12 - Long-Term Debt

Long-term debt consists of the following:

                                                                 Fiscal Year Ended
                                                        -----------------------------------
                                                        September 30,         September 30,
                                                             2001                 2000
                                                        -------------         -------------
Debenture, 6% .........................................  $       --            $  128,099
Debenture, zero, discounted at 6% .....................          --               710,268
Note payable, zero, discounted at 9.5% ................          --               219,869
Mortgage payable, 11.5% ...............................      76,841                82,457
Note due minority interest, zero, no discount .........      65,000                65,000
                                                         ----------            ----------
  Total debt ..........................................     141,841             1,205,693
Less current obligation ...............................     141,841               390,342
                                                         ----------            ----------
  Total long-term debt ................................  $       --            $  815,351
                                                         ==========            ==========


Debenture, 6% and Debenture, zero, discounted at 6%. On December 31, 1999, the Company and Roy Anderson Corporation agreed to amend and restate the debenture agreement. The restated debenture agreement separated the remaining balance outstanding of $1,028,553 as of December 31, 1999 into two debentures. The first debenture was satisfied in full November 2000. The second debenture of $685,898 was payable in one lump sum at 6% fixed interest on December 31, 2001. Mandatory prepayment conditions existed for the second debenture should the Company complete its sale of discontinued operations, the sale or disposition of other existing business assets or operations, the collection of any proceeds from litigation or the collection of any payments from the Lakes Gaming agreement. In addition, the Company granted Mr. Anderson an option to purchase 300,000 shares of common stock to modify the original debenture. (These options were exercised in May 2000.) The Company also posted 1,100,000 shares of common stock in escrow as collateral. On August 2, 2001, upon receipt of the $2.8 million due from On Stage (see note 4) the Company satisfied its obligation under the Second Debenture with Roy Anderson Corporation with the payment of $752,748. Upon receipt of this payment, Roy Anderson Corporation agreed to release from escrow the 1.1 million shares of Company common stock held as collateral. This cancellation reduced the total Company shares outstanding by 9.7% from 12,487,871 to 11,387,871.

Note payable, zero, discounted at 9.5%. In October 1999, the Company renegotiated an agreement to restructure this debt in consideration for a cash payment of $150,000 paid in November 1999 and a non-interest-bearing note of $512,500 payable in monthly installments of $28,472 beginning December 1, 1999. This note was discounted to an effective interest rate of 9.5%. This restructuring resulted in a gain on the extinguishment of debt in the amount of $374,642, which was recognized in the year ended September 30, 2000. This note was satisfied in full during this fiscal year ended September 30, 2001.

Mortgage payable, 11.5%. Note payable, interest at 11.5%, collateralized by real estate, payable in monthly installments of $1,245 with a final payment of $72,842 due in June 2002.

Line of credit, 9.75%. The Company has a line-of-credit arrangement with a regional bank, which provides for borrowing up to $200,000 with interest at prime plus 1%. This line-of-credit is secured by the accounts receivable of the Company and personally guaranteed by the Company's CEO, John Pilger. At September 30, 2001 and 2000 there were no advances under the line-of-credit.

Note Due Minority Interest, zero, no discount. As part of the consideration given for the acquisition of Raw Data, Inc., the Company issued a $65,000 non-interest-bearing note to the former majority shareholders which is payable only upon BounceBackMedia.com, Inc. achieving cumulative revenues of $8 million on or before December 31, 2001. BounceBackMedia's cumulative revenues through September 30, 2001 were approximately $760,000.

Annual maturities. As of September 30, 2001, annual maturities of long-term debt are as follows:

Year ending
-----------
         2002       $ 141,841
         2003               -
         2004               -
         2005               -
         2006               -
Thereafter                  -
                  ------------
                    $ 141,841
                  ============


Note 13 - Deferred Revenue

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

     The Company is not scheduled to receive any further payments until a Michigan or Indiana casino opens. Site development of a Michigan casino by Lakes Gaming commenced in 2001. However, there can be no assurances provided with respect to timing of completion of the casino.

Note 14 - Lease Commitments

     The Company and its subsidiaries lease buildings and equipment under non-cancelable operating lease agreements, which expire at various times through the year 2005. These leases generally provide that the Company pay taxes, insurance and maintenance related to leased assets.

     Casino Caraibe is leased pursuant to a revised lease agreement (with two, three-year renewal options) dated June 6, 2000. The revised lease agreement provides for an adjusted annual base rent of 480,000 dinars, which is approximately US $338,266 based on the exchange rate at December 15, 2001, plus value added taxes. In addition, a scaled variable rental fee is incurred when gross gaming revenues exceed 125,000 dinars monthly. The Company also pays rent on the Casino Theatre at the rate of 10% of theatre revenue with a minimum payment due of one dinar (currently worth approximately US $.71, based on exchange rate on December 15, 2001) per paying customer. CRC of Tunisia, S.A. entered arbitration in Tunisia with the lessor on September 17, 2001 in order to mediate a dispute between the casino and lessor. The Company contends the lessor has inappropriately advanced itself $227,229, duplicated rent payments of $210,294, and to date has been unwilling to treat these advances as prepaid rent (See Legal Proceedings.)

     Total rent expense under operating leases was $646,893 and $741,810 in 2001 and 2000.

At September 30, 2001, the Company was obligated non-cancelable operating leases to make future minimum lease payments as follows:

Year ending
-----------
         2002    $ 519,344
         2003      443,444
         2004      426,556
         2005      423,169
         2006      411,792
Thereafter         408,000
               ------------
               $ 2,632,306
               ============

Note 15 - Income Taxes

Income tax expense (benefit) consists of the following:

                                     Fiscal Year Ended
                              --------------------------------
                              September 30,      September 30,
                                  2001               2000
                              -------------      -------------
Currently payable:
  Federal .................   $        --                $--
  State ...................            --                 --
                              -----------        -----------
Deferred:
  Federal .................    (2,445,311)                --
  State ...................      (349,330)                --
                              -----------        -----------
                              $(2,794,641)               $--
                              ===========        ===========


Income tax expense of discontinued operations is $1,294,641: tax on income from operations $246,504; tax on gain from sale of entertainment segment $1,048,317.

Deferred tax assets and liabilities consist of the following:

                                              Fiscal Year Ended
                                     ------------------------------------
                                     September 30,          September 30,
                                         2001                    2000
                                     -------------          -------------
Deferred tax asset
     Net operating losses            $ 3,717,075             $ 5,776,000
     Valuation allowance              (1,819,049)             (5,776,000)
                                     -----------             -----------
                                       1,898,026                      --

Deferred tax liabilities
     Depreciation expense                 20,623                      --
     Deferred revenue                    377,403                      --
                                     -----------             -----------
                                         398,026                      --
    Less: current portion                (10,311)                     --
                                     -----------             -----------
                                         387,715                      --
                                     -----------             -----------
   Net deferred tax asset            $ 1,510,311             $        --
                                     ===========             ===========

A valuation allowance is provided to reduce the deferred tax assets to a level, which, more likely than not, will be realized. The netting of deferred assets and liabilities reflects management's estimate of the amount which will be realized from future taxable income which can be predicted with reasonable certainty.

The  Corporation  has  net  operating  losses   carry-forward  of  approximately
$9,293,000 for Federal and state tax purposes that begin to expire in 2009.

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

The Company has two active stock incentive plans. In July 1993, the Company adopted a stock option plan (the "1993 Plan"), which was amended in 1995, and in April 1997, the Company's stockholders approved a separate stock option plan (the "1997 Plan"). Both plans provide for the issuance of incentive stock options at a purchase price approximating the fair market value of the Company's common shares at the date of the grant (or 110% of such fair market value in the case of substantial stockholders). The 1993 and 1997 Plans also authorize the Company to grant nonqualified options, stock appreciation rights, restricted stock and deferred stock awards. A total of 1,000,000 shares of the Company's common stock have been reserved pursuant to the 1993 and 1997 Plans. As of September 30, 2001, there were 357,300 options outstanding under the 1993 Plan and 74,867 shares available for grant under such plan and there were 528,833 options outstanding under the 1997 Plan and 0 shares available for grant under such plan.

The following table summarizes information related to shares under option and shares available for grant under the Note 16 Company's 1993 and 1997 Plans:

                                                     Number of       Weighted Average
                                                      Shares         Exercise Price
                                                   -------------     ----------------
Options outstanding at September 30, 1999 .........   938,633             $   1.48
  Granted .........................................    20,000                 0.30
  Exercised, expired or forfeited .................   (48,000)                2.51
                                                     --------             --------
Options outstanding at September 30, 2000 .........   910,633             $   1.07
  Granted .........................................        --                   --
  Exercised, expired or forfeited .................   (24,500)                1.97
                                                     --------             --------
Options outstanding at September 30, 2001 .........   886,133             $   1.04

The following table summarizes information about stock options under the Company's 1993 and 1997 Plans outstanding at September 30, 2001.

                                           Outstanding                         Exercisable
                         Number of      Weighted Average    Number of      Weighted Average
Range of Exercise Price   Shares         Exercise Price      Shares         Exercise Price
----------------------- ----------      -----------------  ----------      -----------------
$0.31 - $0.62 .........  487,500            $   0.41         487,500            $   0.41

1.00 - 1.94 ...........  269,333                1.62         269,333                1.62

2.00 - 2.375 ..........  106,000                2.02         106,000                2.02

3.13 - 3.75 ...........   23,300                3.12          23,300                3.12
                         -------            --------         -------            --------
                         886,133            $   1.04         886,133            $   1.04
                         =======            ========         =======            ========

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

     Had the Company accounted for these plans under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                             Fiscal Year Ended
                                                   --------------------------------------
                                                   September 30,            September 30,
                                                       2001                      2000
                                                   -------------            -------------
Net income (loss) - operating
  As reported ...................................  $   1,119,471            $  (3,681,693)
  Pro forma .....................................  $     913,644            $  (3,831,693)

Net operating income (loss) per share -
  basic and diluted
  As reported ...................................  $        0.09            $       (0.30)
  Pro forma .....................................  $        0.07            $       (0.31)

Note 17 - Write-downs, Reserves and Recoveries

     The Company purchased from Monarch Casino, Inc. the purported rights to the Pokagon Indian gaming contract during fiscal 1995. The Company then entered into an agreement with Harrah's Entertainment, Inc., ("Harrah's", NYSE: HET), whereby the Company entered into a partnership agreement with Harrah's, whereby the Company and Harrah's each would share in a percentage of the management fee from operations of planned Pokagon Tribal casinos. Related to this agreement, Harrah's agreed to reimburse the Company $600,000 for costs associated with a venture related to the Eastern Band of Cherokee Indians. On October 18, 1998, the Pokagon Band and Harrah's announced that they had terminated its development and management contract with Harrah's. The Company has since instituted a suit against Harrah's relative to the negotiated termination agreement with the Pokagon tribe. (See Legal Proceedings).

     In fiscal 1998 due to the termination of the agreement on October 18, 1998 as described above, the Company recorded an impairment reserve of $1,229,959 against deferred project costs and doubtful allowances of $600,000 against the Harrah's reimbursement and $80,000 against the advances to the Company's former chairman for project costs.

     The following recent developments have occurred in fiscal 2001:

     A Minnesota trial court dismissed the Company's civil suit against Harrah's May 24, 1999 for lack of jurisdiction. The Company appealed this decision and on March 13, 2001, the Eighth Circuit U.S. Court of Appeals reversed the decision and reinstated the Company's suit against Harrah's and remanded it back to District Court. The Company's counsel states a favorable outcome is possible for the Company. The Company has reversed its allowance for doubtful accounts of $600,000 based on this possible outcome.

     On January 19, 2001 the U.S. Department of Interior issued a "finding of no significant impact" regarding the Pokagon's proposed casino plans and initial site development began. The Company has reversed its reserve for deferred development costs in the amount of $1,056,491 for expenses directly related to the Pokagon Indian management contract because development has now commenced.

Note 18- Commitments and Contingencies

     The Company initiated a civil suit against Harrah's on September 4, 1998 in United States District Court for District of Minnesota. The Company alleges that Harrah's breached various agreements with the Company and tortuously interfered with the Company's contractual and prospective economic advantage associated with the Pokagon Band of Potawatomi Indians' Management Agreement. The suit further alleges that Harrah's withheld vital business information from the Company. The trial court dismissed the case on May 24, 1999 for lack of jurisdiction stating that the Company's claims were preempted by the Indian Gaming Regulatory Act. Accordingly, the court held that the Company's claims could not be heard in Federal Court. The Company asserted that it had the right to resolve the dispute with Harrah's in some forum and the trial court erred by dismissing the Company's complaint without granting the Company leave to file an amended complaint which would include a claim for an accounting and damages under the Uniform Partnership Act. The Eighth Circuit U.S. Court of Appeals filed its decision March 13, 2001, agreeing with the Company that the Federal District Court of Minnesota erred dismissing the Company's suit against Harrah's and the suit against Harrah's was remanded to the Federal District Court of Minnesota for further proceedings. On May 16, 2001, the U.S. District Court of Minnesota set a retrial scheduling order, which allows the Company's legal representatives to initiate discovery. On October 3, 2001 Harrah's filed a motion to dismiss with the US District Court District of Minnesota claiming that the contract between Harrah's and the Company by its terms precludes the Company from asserting a claim and further that the Company's claims are speculative. The Company and its attorneys plan on vigorously disputing this motion for summary judgment. Pending a favorable ruling by the court relative to the Summary Judgment Motion, a tentative trial date is set for November 2, 2002.

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

     Mr. Willard Smith filed a counterclaim on February 16, 1999, alleging breach of contract; breach of duty of fair dealing; tortuous interference with prospective business advantage; specific performance of contract to purchase real property and fraud. Additionally, Willard Smith filed a suit on July 10, 2000, against the Company's CEO, John J. Pilger, alleging he is the alter ego of CRC and as such liable for the acts of CRC including breach of contract; breach of duty of good faith and fair dealing; tortuous interference with prospective business advantage; breach of contract to purchase real property, and fraudulent inducement. On April 9, 2001, the Company and John Pilger petitioned the Jackson County Circuit Court for a partial Summary Judgment on all the counterclaims filed by Smith and Monarch Casinos, Inc., with the exception of "breach of contract to purchase real property." The Jackson County Circuit Court has not responded to this petition. A trial date is scheduled for April 2002. The Company and Mr. Pilger each plan to vigorously defend themselves.

     On May 13, 2001, Roger Birks, the former CEO of BBM, an 80%-owned subsidiary of the Company, commenced an action in Clark County District Court, Nevada, against BBM, a Nevada company, and John J. Pilger, President of BBM and CEO of the Company, alleging: breach of BBM Purchase Agreement by the Company for failure to use its best efforts to capitalize BBM; breach of Birks' Employment Agreement; and lastly, alleging that the Company and its alter ego, John Pilger, made false representations to Plaintiff which Plaintiff acted upon with respect to the BBM purchase agreement and Plaintiff's Employment Agreement. Plaintiff seeks compensatory and punitive damages and has not claimed a specific amount of damages, but claims such damages exceed $40,000. The Plaintiff also seeks reimbursement of attorney fees. Mr. Pilger has filed counterclaims against Mr. Birks alleging that Birks has willfully caused these legal proceedings to coerce a settlement and Mr. Birks is guilty of abuse of process. Mr. Pilger further alleges Birks has acted in bad faith with malice; and is entitled to an award for punitive and exemplary damages in excess of $10,000. The Company denies these allegations and plans to vigorously defend itself in this matter.

     CRC of Tunisia, S.A., the 85%-owned subsidiary of the Company, initiated arbitration proceedings against the casino lessor, Samara Casino Inc. and the Mahdoui family. The Company's position is that lessor took unauthorized advances totaling $227,229, duplicated rent payments of $210,294 and to date has been unwilling to treat these advances as prepaid rent. A three-panel Tunisian arbitration hearing is tentatively scheduled for as early as January 2002.

Note 19-Subsequent Events

     In April 1998, the Company's Board of Directors approved a stock repurchase program allowing for the purchase of up to $1.5 million shares of the Company's outstanding common stock. On October 5, 2001, the Company purchased 35,000 shares of BBTC outstanding stock. Prior to October 5, 2001, 191,050 shares had been purchased and subsequently retired.

     On December 11, 2001 the Company issued a press release and a Form 8-K with respect to a civil complaint "Kevin M. Kean pltf vs. John J. Pilger; et al, including BounceBack Technologies.com dfts", filed by Kevin M Kean in Jackson County, Mississippi Circuit Court, against the Company and each of the members of its Board of Directors on November 21, 2001. Additionally, the Company received on November 28, 2001 from Kevin M. Kean, a shareholder, a notice of demand that the Board of Directors of the Company initiate actions to rectify alleged wrong doing committed by certain officers and directors of the Company

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information as of September 30, 2001 regarding the directors and executive officers of the Company, including information as to their principal occupations for the last five years, certain other directorships held by them, and their ages as of the date hereof.

     John J. Pilger, age 55, has been the Chief Executive Officer and a director of the Company since 1984, and served as President from 1984 to 1993. Mr. Pilger was previously Chairman of the Board until July 1994 and resumed such role in April 1995. Mr. Pilger oversees all Company activities including operations, acquisitions, development and construction. Additionally Mr. Pilger is the Chief Financial Officer of the Company.

     John W. Steiner, age 59, has been a director of the Company since January 1994. Since 1990, he has served as Chairman of the Board of the Ace Worldwide Group of Companies, a leading provider of moving, trucking, storage and overall logistics services. Mr. Steiner also serves on the Board of Directors and Executive Committee of Atlas World Group, Inc. Mr. Steiner is President of the Associate Board of the Milwaukee County Zoological Society, a Board member of the Metropolitan Milwaukee Association of Commerce and the Better Business Bureau of Wisconsin.

     Dr. Timothy Murphy, age 41, has been a director since March 17, 1997. Dr. Murphy resides on the Mississippi coast and is a Chiropractic doctor maintaining his own practice. Dr. Murphy serves as a trustee on the Board of Parker College, as well as its finance chairman. Additionally, Dr. Murphy is a member of the American Chiropractic Association; serves on the Council of Diagnostic Imaging and Council on Sports Injury. Dr. Murphy serves as team Chiropractor to Mercy Cross High School, D'Iberville High School and Mississippi Sea Wolves Professional Hockey Team.

     Dennis Evans, age 55, has been a director since March 17, 1997. Mr. Evans brings more than 30 years of sales and marketing business experience to the Board. Mr. Evans has acted as President of several large sales and marketing firms, as well as consultant to several mid-western development companies. Mr. Evans has acted as a marketing consultant to the Country Tonite Theatres in Branson and Pigeon Forge and to the Company's casino development in Tunisia, North Africa. Mr. Evans is currently employed by the Company as Director of Corporate Marketing.

     Noreen Pollman, age 53, has served as Secretary to the Company since March 1995 and as a director since March 1995 and from 1987 to 1993. Since 1984, Ms. Pollman was Vice President of Operations for each of the Company's operating businesses with responsibility for the development and implementation of operating budgets to February 1998. Ms. Pollman currently serves as a consultant to the Company.

     Robert J. Allen, age 41, was named Vice President of Entertainment of the Company on August 1, 1994 until March 2001. He has served as a director of the Company since March 1995 and from 1987 to 1993. Since April 2001 Mr. Allen acts as Regional Vice President for On Stage Entertainment, Inc.

     Officers serve at the discretion of the Board of Directors.

                                  OTHER MATTERS

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors, and certain shareholders to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission. To the Company's knowledge, based on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the Company's fiscal year ended September 30, 2001 all Section 16(a) filing requirements were complied with and filed in a timely fashion.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth information concerning the annual and long-term compensation earned by John J. Pilger and Dennis Evans, the Named Executive Officers (as defined below) for services rendered in all capacities to the Company for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

                                                    SUMMARY COMPENSATION TABLE

                                                                               Other     Restricted  Securities
                                                                               Annual      Stock     Underlying     All Other
                                  Fiscal         Salary           Bonus         Comp.      Awards      Options     Compensation
Name and Principal Position (1)    Year            ($)              ($)          ($)        ($)          (#)           ($)
-------------------------------  -------      -------------     -----------   ---------- ----------- ------------ ---------------
John J. Pilger (2) ..............  2001        268,001 (3)        85,000 (4)       -0-        -0-        -0-        390,306 (5)
  Chief Executive Officer          2000        253,845 (6)         -0-             -0-        -0-        -0-        165,306 (7)
                                   1999        486,396 (8)       161,000 (9)       -0-        -0-        -0-            -0-

Dennis Evans ....................  2001        150,238 (10)        -0-             -0-        -0-        -0-            -0-
  Director of Corporate            2000        123,580 (10)        -0-             -0-        -0-        -0-            -0-
     Marketing                     1999         13,846 (10)        -0-             -0-        -0-        -0-         69,000 (10)

1) Under Securities and Exchange Commission rules, the "Named Executive Officers" include (i) each person who served as Chief Executive Officer during fiscal 2001, (ii) each person who (a) served as an executive officer at September 30, 2001, (b) was among the four most highly paid executive officers of the Company, not including the Chief Executive Officer, during fiscal 2001 and (c) earned total annual salary and bonus compensation in fiscal 2001 in excess of $100,000 and (iii) up to two persons who would be included under clause (ii) above had they served as an executive officer at September 30, 2001.

2) During fiscal 2001, 2000, and 1999, Mr. Pilger received personal benefits, the aggregate amount of which did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for Mr. Pilger in such years.

3) Gross salary of $268,001 included $18,183 for calendar year 2000 vacation paid in lieu of time off.

4) Per the terms of Mr. Pilger's employment agreement with the Company bonus paid as a defined percent of net profit.

5) Includes $195,000 payment to an entity 100% controlled by Mr. Pilger as a 5% commission for the sale of the assets relating to the Country Tonite Theatre in Branson, Missouri and the Country Tonite production show; $30,000 fees paid for securing multiple lines of credit for the sole benefit of the Company and securing these lines of credit with his personal assets; and non-cash compensation of $165,306 applied as loan paid down.

6) Includes gross salary for payroll periods starting October 1, 1999 through September 30, 2000 of $253,845, which includes $18,183 for 1999 calendar year vacation paid in lieu of time off.

7) Non-cash compensation of $165,306 reduced Mr. Pilger's payable to BounceBack Technologies.com, Inc. In turn, Mr. Pilger canceled monies due him the last year of his three-year agreement whereby he was to receive $125,000.00 in fees from CRC Tunisia S.A. for fiscal year 2000, as compensation for his serving as personal license holder and Chairman on the Foreign subsidiary as granted by the Board of Directors of the Company.

8) Includes salary of $237,417 and contractual compensation of $125,000, which was paid for services rendered for CRC of Tunisia. An additional $123,979 of non-cash compensation is reflected, which was used to reduce Mr. Pilger's loan payable to CRC.

9) A one-time discretionary bonus was approved by the Board in conjunction with the successful completion of the Lakes Gaming contract for $16.1 million. This bonus was issued in August 1999. As a result, Mr. Pilger was awarded $161,000 or 1% of the contract amount.

10) Gross salary of $140,238 and a bonus of $10,000 for assistance in the sale of the assets relating to the Country Tonite Theatre in Branson, Missouri and the Country Tonite production show CRC of Branson, Inc. While Mr. Evans was not a named executive officer in fiscal 1999 and 2000, Mr. Evans acted as outside contractor interim general manager of Casino Caraibe, Tunisia, North Africa through April of 1999. Since September 1999, Mr. Evans has been employed as Director of Corporate Marketing.

EMPLOYMENT AGREEMENTS

     The Company entered into an Employment Agreement ("Agreement") with John J. Pilger on May 20, 1996, providing for an annual salary of $225,000, subject to annual cost of living adjustments. The Agreement also provides for use of an automobile and payment of insurance premiums the value of which does not exceed 10% of his annual salary. The Agreement also provides for bonuses if certain financial performance guidelines are met. This Agreement was amended April 3, 1999 to extend the annual expiration date from July 19 to September 30 annually with cost-of-living adjustments to be calculated at that time so to correspond with the Company's fiscal year end. Additionally, the Agreement provides that if either party wishes to terminate the Agreement a written notice of intent must be delivered to the other party one year prior to the employment expiration date and in the absence of such notice the Agreement renews automatically for a three-year term.

     In 1998, the Company entered into a Supplementary Employment Agreement with John J. Pilger which provides Mr. Pilger certain benefits upon a Change of Control Event, which is defined therein as: a) The acquisition after the date of this Agreement by an individual, entity or group (within the meaning of Section 13(d) or 14(d)(2) of the Securities Exchange Act of 1934, as amended, (a "Person") of beneficial ownership of 20% or more of either (i) the issued and outstanding shares of common stock of the Company or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors; or b) if any two or more members within a class of the staggered Board of seven or more directors, as constituted on the date hereof, are removed without the express approval or consent of the CEO and Chairman of the Board, of if two or more members of the Board assume office within any period of eighteen months after one or more contested elections; or
c) A reorganization or hostile merger or consolidation which results from either an actual or threatened election contest or actual or threatened solicitation of proxies; or d) A complete liquidation or dissolution of the Company, or the sale or other disposition of all or substantially all of the assets of the Company, which liquidation, sale or dissolution occurs as a result of either actual or threatened solicitation of proxies or consents by or on behalf of persons other than the incumbent Board. The benefits which inure to Mr. Pilger upon a voluntary termination under a Change of Control include: 2.99 times his annual average salary and bonuses and all taxes, including income taxes and any excise tax which may be imposed. On September 30, 2001 the Company, by unanimous board resolution, entered into a supplemental agreement to Mr. Pilger's employment contract. This supplement attempts to clarify the compensation language contained within the employment contract to more accurately depict the intent of the subsection for accounting purposes.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of November 13, 2001, certain information with respect to each shareholder known to the Company to be the beneficial owner of more than 5% of its Common Stock, each director, each named executive officer, and all directors and executive officers of the Company as a group. Unless otherwise indicated, the address of the people included in the table is the principal office of the Company and each person named in the table has sole voting and investment power as to the Common Stock shown.

                                                                    Number of Shares         Percentage of
Name of Beneficial Owner                                         Beneficially Owned (1)    Outstanding Shares
----------------------------------------------------------       ----------------------    ------------------
John J. Pilger..............................................         1,964,018 (2)               16.2%
Noreen Pollman..............................................           155,000 (3)                1.2%
John W. Steiner.............................................           111,975 (4)                  *%
Dr. Timothy Murphy..........................................            51,756 (5)                  *%
Dennis Evans................................................            95,100 (6)                  *%
Robert J. Allen.............................................           170,338 (7)                1.4%
Kevin M. Kean...............................................         1,400,944 (8)               11.5%
All Directors and Executive Officers as a group (6 Persons).         2,548,187 (9)               21.0%

*Less than 1%

1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days upon exercise of options or warrants are treated as outstanding only when determining the amount and percent owned by such person or group.

2) Includes 235,000 shares deemed beneficially owned pursuant to current exercisable options. Of the shares reflected above 111,000 are registered in the name of Mr. Pilger's wife, and 11,000 shares are owned by minor children of Mr. Pilger. In addition to the number of shares reflected in the table, Mr. Pilger holds proxies to vote 1,330,944 shares owned by Kevin
     M. Kean (see Note 8 below), 175,000 shares owned by Richard A. Howarth, Jr., (a former officer of the Company). Mr. Pilger, his wife and children have the right to vote a total of 3,469,962 outstanding shares or 30.5% of the shares outstanding.

3) Includes 149,000 shares deemed beneficially owned pursuant to current exercisable options.

4) Includes 90,000 shares deemed beneficially owned pursuant to current exercisable options.

5) Includes 30,000 shares deemed beneficially owned pursuant to current exercisable options.

6) Includes 45,000 shares deemed beneficially owned pursuant to current exercisable options.

7) Includes 149,000 shares deemed beneficially owned pursuant to current exercisable options.

8) Includes 70,000 shares of Common Stock deemed beneficially owned pursuant to an option which is immediately exercisable. Mr. Kean has granted an irrevocable proxy with respect to 1,330,944 shares of the Company's common stock to John J. Pilger until such time as Mr. Kean sells or transfers such shares to an unaffiliated third party in a bona fide transaction. Mr. Kean's last known address is 2644 E. Lakeshore Drive, Baton Rouge, Louisiana 70808.

9)   See Notes 2,3,4,5,6, and 7.

OPTION GRANTS AND EXERCISES

     The Company has not granted, repriced or cancelled any options to executive officers during fiscal 2001, nor have any executives exercised any options during fiscal 2001.

     The following table sets forth with respect to the Named Executive Officers Information concerning the exercise of stock options during fiscal 2001 and unexercised options held as of the end of fiscal 2001. The Company has never granted stock appreciation rights.

                           AGGREGATED OPTION EXERCISES
                     AND FISCAL 2001 YEAR-END OPTION VALUES

                                                         NUMBER OF SECURITIES                    VALUE OF UNEXERCISED
                       SHARES                           UNDERLYING UNEXERCISED                       IN-THE-MONEY
                    ACQUIRED ON       VALUE             OPTIONS AT 9/30/01 (#)                  OPTIONS AT 9/30/01 ($)
                      EXERCISE       REALIZED
      NAME              (#)            ($)         UNEXERCISABLE             EXERCISABLE    UNEXERCISABLE       EXERCISABLE
---------------------------------------------------------------------------------------------------------------------------
John J. Pilger          -0-            -0-              -0-                    235,000          -0-                -0-
Dennis Evans            -0-            -0-              -0-                     45,000          -0-                -0-


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Company Loans

     At September 30, 2001, John J. Pilger was indebted to the Company in the amount of $84,935 including principal and interest. This loan consists of $43,609, which is a one-year note bearing interest based on the IRS imputed interest rate and $41,326 which consists of the balance of non-cash compensation written off as of December 31, 2001 through a board-approved resolution.

Relationship with Consultants

     Ms. Pollman terminated her employment relationship with the Company in February 1998 and entered into a Consulting Agreement for a two-year term to provide business and consulting services to the Company. Ms. Pollman continues to act as Secretary of the Company with responsibility for maintaining the Company's corporate books and records. In September 1999, Ms. Pollman's consulting agreement was amended with a rate per hour increase from $67.00 to $85.00 per hour and extended for a two-year period beginning February 2000. This consulting agreement expires in February 2002. The Company and Ms. Pollman have entered negotiations to renew this agreement. Ms. Pollman is also a Director of the Company.

     Robert Allen terminated his employment relationship February 28, 2001 after approximately 14 years of service and entered into a consulting agreement with the Company for an 18-month term to provide business and consulting services. The board approved consulting agreement provides Mr. Allen fees up to $10,000 per month for his services over an 18-month term, or a total of $180,000. Mr. Allen subsequently has agreed to reduce the monthly payment to $5,000 per month beginning June 1, 2001 for 30 months.

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

4.3 Form of Registration Rights Agreement, between the Company and Investor, dated August 29, 1997 (7)

4.4 Form of Debenture Subscription Agreement, between the Company and Subscriber, dated August 29, 1997 (7)

4.5 Common Stock Purchase Warrant (The Gifford Fund, Ltd.), between the Company and Gifford Fund, Ltd., dated September 1997 (7)

4.6 Common Stock Purchase Warrant (G.P.S. Fund, Ltd.), between the Company and G.P.S. Fund, Ltd. (7)

4.7 Common Stock Purchase Warrant (Joseph B. LaRocco), between the Company and Joseph B. LaRocco, dated September 1997 (7) 4.8 Common Stock Purchase Warrant (International Holding Company, Ltd.), between the Company and International Holding Company, Ltd., dated September 1997 (7)

10.1 Employment Agreement dated May 20,1996 between the Company and John J. Pilger (6)

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

10.17 Common Stock Purchase Warrant dated April 5, 1994, granted to Grand Casino, Inc. by the Company with respect to 98,130 shares (5)

10.18 Common Stock Purchase Warrant dated April 19, 1994, granted to Grand Casino Inc. by the Company with respect to 151,870 shares (5)

10.31 Registration Rights Agreement dated as of September 30, 1994, between the Company and Grand Casinos, Inc. (2)

10.37 Warrant to Purchase Common Stock dated as of September 27, 1994, granted to Grand Casinos, Inc. (2)

10.39 Stock Purchase Agreement, dated as of December 18, 1992, between Mr. Pilger and Mr. Howarth (1) as amended by First Amendment dated June 2, 1993(5), Second Amendment dated July 2,1993(5), and Third Amendment dated November 30, 1994 (4)

10.42 Agreement dated as of October 15, 1993, between the Company and Kevin Kean Company, Inc. (3) as amended by the Amendment dated as of December 15, 1994, relating to Cherokee gaming project (5)

10.45 Memorandum of Understanding dated January 10, 1995, between The Promus Companies Incorporated and the Company with respect to the development of certain gaming projects (3)

10.46 Memorandum of Understanding dated January 18, 1995, between Monarch Casinos, Inc. and the Company with respect to the development of certain gaming projects (3)

10.47 Memorandum of Understanding dated March 10, 1995, between the Company, the Kevin Kean Company, Inc. and James E. Barnes with respect to the development of certain gaming projects (5)

10.48 Agreement dated May 8, 1995, between Monarch Casinos, Inc. an the Company with respect to the January 18, 1995, Memorandum of Understanding (5)

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

10.56 Promissory Note dated October 25, 1995, between the Company and John J. Pilger (6)

10.57 Promissory Note dated April 8, 1996 between the Company and John J. Pilger (6)

10.59 Consulting Agreement dated December 6, 1995, between the Company and Monarch Casinos (6)

10.60 Technical Assistance and Consulting Agreement dated June 10,1996, between the Company and Harrah's Southwest Michigan Casino Corporation (6)

10.64 Lease Contract dated June 1996 between the Company and Samara Casino Company (6)

10.74  Tunisia Casino License (7)

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

10.97 Consulting Agreement, between the Company and Noreen Pollman, dated February 15, 1998 (10)

10.99 John J. Pilger Executive Employment Agreement Golden Parachute, between the Company and John J. Pilger, dated March 9, 1998 (10)

10.100 Amendment to Employment Agreement, between the Company and John J. Pilger, dated April 3, 1998 (10)

10.106 Agreement to Amend and Restate Debenture by and between the Company and Roy Anderson Holding Corp. Dated December 31, 1999 (11)

10.107 Asset Purchase Agreement by and among the Company, BounceBackMedia.com, Inc., Digital Development & Distribution, LLC and Roger Birks, dated December 31, 1999 (11)

10.108 Employment Agreement by and among the Company, BounceBackMedia.com, Inc., Digital Development & Distribution, LLC and Roger Birks, dated December 31, 1999 (11)

10.110 Letter of Intent to purchase Country Tonite made by and between the Company, CRC of Branson, Inc., Country Tonite Enterprises, Inc., and On Stage Entertainment, Inc. dated November 21, 2000.

10.112 Letter amending Debenture Two between Company and Roy Anderson Holding Corp. dated November 20, 2000.

10.113 Notice of Election to exercise 300,000 stock options between Company and Roy Anderson Holding Corp. dated April 28, 2000 with closing May 26, 2000.

10.114 Asset Purchase Agreement made by and between the Company, CRC of Branson, Inc., Country Tonite Enterprises, Inc., and On Stage Entertainment, Inc., dated January 25, 2001.(16)

10.115 Secured Promissory Note made by and between the Company, CRC of Branson, Inc., Country Tonite Enterprises, Inc., and On Stage Entertainment, Inc., dated January 31, 2001.(16)

10.116 Closing Agreement made by and between the Company, CRC of Branson, Inc., Country Tonite Enterprises, Inc., On Stage Entertainment, Inc., dated January 31, 2001.(16)

10.117 Security Agreement made by and between the Company, CRC of Branson, Inc., Country Tonite Enterprises, Inc., On Stage Entertainment, Inc., dated January 31, 2001.(16)

10.118 Secured Short-Term Note made by and between the Company, CRC of Branson, Inc., Country Tonite Enterprises, Inc., On Stage Entertainment, Inc., dated January 31, 2001.(16)

10.119 Civil Suite "Kevin M. Kean pltf vs. John J. Pilger; et al, including BounceBack Technologies.com dfts", filed in Jackson County, Mississippi Circuit Court, on November 21, 2001.(17)

10.120 Demand letter by Kevin M. Kean issued through legal counsel to the Board of Directors of the Company. Press Release of BounceBackTechnologies.com, Inc. dated December 11, 2001.(17)

10.121 Termination of Escrow Agreement and Pledge Agreement between the Company, Roy Anderson Holding Corp and Schnader, Harrison, Segal & Lewis, LLP dated October 2001.

21.1   List of Subsidiaries of Registrant

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

11)    8-K filed August 1, 2000.

12)    8-K filed December 12, 2000.

13)    8K/A filed December 20, 2000.

14)    Form 12b-25 filed December 26, 2000.

15)    NT 10-K/A filed January 5, 2001.

16) Incorporated by reference to the Company's Quarterly Report on 10-QSB, for the fiscal quarter ended March 31, 2001 filed on May 14, 2001.

17)    8-K filed on December 13, 2001.

                                   SIGNATURES

     In Accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BOUNCEBACKTECHNOLOGIES.COM, INC.


December 28, 2001                      By:s/ John J. Pilger
                                          ---------------------------------
                                          John J. Pilger,
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                       SIGNATURE AND TITLE

December 28, 2001                      s/ John J. Pilger
                                       -----------------
                                       John J. Pilger, Chief Executive Officer,
                                       President and Chairman of the Board of
                                       Directors ("principal executive officer")

December 28, 2001                      s/ John J. Pilger
                                       -----------------
                                       Chief Financial Officer and Chief
                                       Accounting Officer ("principal financial and accounting officer")

December 28, 2001                      s/ Noreen Pollman
                                       -----------------
                                       Noreen Pollman, Secretary and Director

December 28, 2001                      s/ Dennis Evans
                                       ---------------
                                       Dennis Evans, Vice President of Marketing and Director

December 28, 2001                      s/Robert J. Allen
                                       -----------------
                                       Robert J. Allen, Director