Form 10QSB
period 2001-12-31
BOUNCEBACKTECHNOLOGIES COM INC
filed 2002-02-14
CIK 899778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2001

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

                             707 Bienville Boulevard
                             -----------------------
                        Ocean Springs, Mississippi 39564
                     (Address of principal executive office)

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

As of February 11, 2002, 11,387,871 Shares of Common Stock, $0.01 par value, of the Company were outstanding.

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Exhibits and Reports on Form 8-K


SIGNATURES

                                               BOUNCEBACKTECHNOLOGIES.COM, INC.
                                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                         ASSETS                                           December 31,          September 30,
                                         ------                                               2001                    2001
                                                                                          ------------           ------------
                                                                                           (Unaudited)             (Audited)
Current assets:
     Cash and cash equivalents ........................................................   $  1,421,093           $  1,863,359
     Accounts receivable - net ........................................................         56,350                 90,463
     Inventory ........................................................................         60,368                 57,047
     Prepaid expenses .................................................................         44,464                 95,818
                                                                                          ------------           ------------
               Total current assets ...................................................      1,582,275              2,106,687

Deferred income taxes .................................................................      1,710,311              1,510,311
Property and equipment - net ..........................................................        957,860                996,931
Goodwill, net .........................................................................             --                 87,900
Other receivable ......................................................................        600,000                600,000
Notes receivable - related parties, net ...............................................         65,013                149,948
Deferred development costs ............................................................      1,056,491              1,056,491
Deferred Charges ......................................................................         93,750                     --
Other assets ..........................................................................         30,287                 30,287
                                                                                          ------------           ------------
                         Total assets .................................................   $  6,095,987           $  6,538,555
                                                                                          ============           ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
Current liabilities:
     Accounts payable .................................................................   $    299,729           $    337,765
     Current maturities of long-term debt .............................................        106,248                141,841
     Accrued gaming tax ...............................................................      1,104,608              1,074,499
     Accrued expenses and other liabilities ...........................................        672,024                447,913
     Deferred income taxes ............................................................         10,311                 10,311
                                                                                          ------------           ------------
               Total current liabilities ..............................................      2,192,920              2,012,329

Long-term debt, less current maturities ...............................................         15,096                     --
Deferred revenue ......................................................................      2,000,000              2,000,000
Minority interest .....................................................................             --                     --
Stockholders' equity:
     Preferred stock, 8% cumulative, $.01 par value; 5,000,000 shares authorized;
          none issued and outstanding .................................................             --                     --
     Common stock, $.01 par value; 30,000,000 shares authorized; 11,387,871
          issued and outstanding as of December 31 and September 30, 2001..............        113,529                113,879
     Additional paid-in capital .......................................................     23,163,093             23,165,749
     Retained earnings ................................................................    (21,388,200)           (20,753,402)
     Accumulated comprehensive income .................................................           (451)                    --
                                                                                          ------------           ------------
               Total stockholders' equity .............................................      1,887,971              2,526,226
                                                                                          ------------           ------------
                         Total liabilities and stockholders' equity....................     $6,095,987           $  6,538,555
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

                                                              3

                                     BOUNCEBACKTECHNOLOGIES.COM, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)

                                                                              Three Months Ended
                                                                      -----------------------------------
                                                                      December 31,           December 31,
                                                                           2001                   2000
                                                                      ------------           ------------
Operating Revenues:
     Gaming segment ........................................          $    540,208           $    450,690
     Technology sales ......................................                 8,557                 92,952
     Management fees .......................................                    --                     --
                                                                      ------------           ------------
          Total revenue ....................................               548,765                543,642
Operating Expenses:
     Gaming cost of sales ..................................                97,950                 71,268
     Gaming selling, general and administrative expenses ...               672,742                471,698
     Technology cost of sales ..............................                 6,677                 56,855
     Technology selling, general and administrative expenses                33,017                147,609
     Corporate selling, general and administrative expenses                586,244                476,330
                                                                      ------------           ------------
          Total operating expenses .........................             1,396,630              1,223,760
                                                                      ------------           ------------
Operating loss .............................................              (847,865)              (680,118)
Other Income and Expenses:
     Other income ..........................................                  (173)                 3,735
     Interest income .......................................                12,126                 18,669
     Interest expense ......................................               (29,052)                    --
                                                                      ------------           ------------
          Total other income and expenses ..................               (17,099)                22,404
                                                                      ------------           ------------

Loss before minority interest ..............................              (864,964)              (657,714)
     Minority interest .....................................                    --                 22,302
                                                                      ------------           ------------
Loss before income taxes ...................................              (864,964)              (635,412)
     Income tax benefit ....................................               200,000                     --
                                                                      ------------           ------------
Net loss - Operating .......................................              (664,964)              (635,412)
                                                                      ------------           ------------

Discontinued Operations:
     Income from entertainment segment .....................                    --                760,727
                                                                      ------------           ------------
Net income - Discontinued Operations .......................                    --                760,727
                                                                      ------------           ------------
Net income (loss) ..........................................              (664,964)               125,315
                                                                      ============           ============

Net income (loss) per Share - Basic and Diluted
     Operating loss ........................................          $      (0.06)          $      (0.05)
     Discontinued operations ...............................          $         --           $       0.06
                                                                      ------------           ------------
Net Income (Loss) Per Share ................................          $      (0.06)          $       0.01
                                                                      ============           ============

     Weighted average common shares outstanding ............            12,030,217             12,359,726


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                    4

                                          BOUNCEBACKTECHNOLOGIES.COM, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                        Three Months Ended
                                                                                 ---------------------------------
                                                                                 December 31,          December 31,
                                                                                     2001                  2000
                                                                                 -----------           -----------
Operating Activities:
Net income (loss) .....................................................          $  (664,964)          $   125,315
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization ....................................              119,954               146,450
     Deferred income taxes benefit ....................................             (200,000)                   --
     Provisions for doubtful accounts .................................                1,088                 7,862
     Amortization of discount upon conversion of convertible debentures                   --                17,885
     Minority interest ................................................                   --               (22,302)
     Net change in working capital accounts ...........................              263,336               (28,122)
                                                                                 -----------           -----------
Net cash provided by (used in) operating activities ...................             (480,587)              247,088

Investing activities:
Purchase of property and equipment ....................................                   --                (3,240)
Decrease (increase) in due to related party ...........................               41,326                41,327
                                                                                 -----------           -----------
Net cash provided by investing activities .............................               41,326                38,087

Financing Activities:
Repayment of short-term borrowings ....................................                   --              (210,163)
Capital stock repurchase ..............................................               (3,006)                   --
                                                                                 -----------           -----------
Net cash used in financing activities .................................               (3,006)             (210,163)

Cash flows used in operations .........................................             (442,267)               75,012
                                                                                 -----------           -----------

Cash flows from discontinued operations:
Entertainment segment .................................................                   --               122,297
                                                                                 -----------           -----------
Net cash provided by discontinued operations ..........................                   --               122,297
                                                                                 -----------           -----------

Net increase (decrease) in cash .......................................             (442,267)              197,309
Cash at beginning of period ...........................................            1,863,359               509,374
                                                                                 -----------           -----------
          Cash at end of period .......................................          $ 1,421,093           $   706,683
                                                                                 ===========           ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest expense ......................................          $     2,286           $     4,065
  Cash paid for income taxes ..........................................          $        --           $        --

Disclosure of non-cash financing and investing activities:
  Common stock issued on conversion of debentures .....................          $        --           $   629,378

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

Note 1 - Business

         BounceBackTechnologies.com, Inc. (the "Company") is a Minnesota corporation organized in 1969. Since January 2000, the Company, through its subsidiary BounceBackMedia.com, Inc. ("BBM"), has been engaged in the e-commerce industry, focusing on marketing, sales and business solutions to the Internet and e-commerce industries. The Company's gaming segment operates a casino through its 85%-owned subsidiary, CRC of Tunisia, S.A., in Sousse, Tunisia, North Africa. The Company intends to explore additional business opportunities that may make available additional sources of revenue, although no assurance can be given that such sources will be identified or achieved. The Company's ticker symbol for its Common Stock ("Common Stock initial cap") is "BBTC" and the Common Stock is traded on the NASD OTCBB.

         Prior to January 4, 2000, the Corporation conducted its business under the name of Casino Resource Corporation. The name change was intended to communicate the Company's desire to focus not only on the marketing, sales and business solutions to the Internet and e-commerce industries, but other businesses, which offer the Company diversified long-term growth opportunities.

         Through BBM, the Company is engaged in marketing e-commerce business-to-business solutions. The Company acquired all of the assets of Raw Data Inc., a privately owned California company, focused on the development, sales and distribution of e-commerce business solutions through direct advertising of mini CDs used by business and consumers to link potential customers to web sites and e-commerce centers. Upon the acquisition on December 31, 1999, the Company changed the name of its new 80%-owned subsidiary to BounceBackMedia.com, Inc. BounceBackMedia.com, Inc., a Nevada corporation, was headquartered in Fresno, California until June 18, 2001. On this date, BBM moved its headquarters to Ocean Springs, Mississippi to reduce the general and administrative overhead expense.

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

Note 2 - Segment Information

Management (Parent) Company

         BBT is the parent and management company for BBM and CRC of Tunisia, S.A.

         BBT, for revenue, charges management fees to subsidiaries in the amount of $120,000 for the three months ending December 31, 2001 and 2000. (These management fees have been eliminated through consolidation.) BBT incurred general and administrative expenses of $586,237 and $476,330 for the three months ended December 31, 2001 and 2000.

Gaming Segment

         The Company, through its 85%-owned subsidiary, CRC of Tunisia, S.A., leases and operates a casino and 500-seat theatre in Sousse, Tunisia, North Africa.

Technology Segment

         Through its 80%-owned subsidiary, BounceBack Media.com, Inc., the Company acquired all of the assets of Raw Data Inc. a privately owned California company focused on the development, sales and distribution of e-commerce business solutions through direct advertising of mini CD's used by business and consumers to link potential customers to web sites and e-commerce centers.

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

Summary

Three Months Ended                                                                    Intercompany
     December 31, 2001                 Management        Gaming        Technology     Eliminations        Total
-----------------------------------   ------------    ------------    ------------    ------------    ------------
Total Revenue .....................        120,000         540,208           8,557        (120,000)        548,765
Cost of sales .....................             --          97,950           6,677              --         104,627
Selling, general and
  administrative expenses .........        586,244         792,742          33,017        (120,000)      1,292,003
                                      ------------    ------------    ------------    ------------    ------------
Operating income (loss) ...........       (466,244)       (350,484)        (31,137)             --        (847,865)
Other income and expenses .........         (5,825)             --         (11,274)             --         (17,099)
                                      ------------    ------------    ------------    ------------    ------------
Loss before income taxes ..........       (472,069)       (350,484)        (42,411)             --        (864,964)
Income tax benefit ................        200,000              --              --              --         200,000
                                      ------------    ------------    ------------    ------------    ------------
               Net loss - operating   $   (272,069)   $   (350,484)   $    (42,411)   $         --    $   (664,964)
                                      ============    ============    ============    ============    ============

As of December 31, 2001
Total assets ......................   $  5,739,823    $  1,187,597    $    166,567    $   (998,000)   $  6,095,987
Total liabilities * ...............     (5,131,289)      8,357,958         981,347              --       4,208,016
Total equity ......................     10,871,112      (7,170,361)       (814,780)       (998,000)      1,887,971

* Includes intercompany payables and receivables which are eliminated in consolidation.



Three Months Ended                                                                    Intercompany
     December 31, 2000                 Management        Gaming        Technology     Eliminations        Total
-----------------------------------   ------------    ------------    ------------    ------------    ------------
Total Revenue .....................        120,000         450,690          92,952        (120,000)        543,642
Cost of sales .....................             --          71,268          56,855              --         128,123
Selling, general and
  administrative expenses .........        476,330         591,698         147,609        (120,000)      1,095,637
                                      ------------    ------------    ------------    ------------    ------------
Operating income (loss) ...........       (356,330)       (212,276)       (111,512)             --        (680,118)
Other income and expenses .........         22,404              --              --              --          22,404
                                      ------------    ------------    ------------    ------------    ------------
Loss before minority interest .....       (333,926)       (212,276)       (111,512)             --        (657,714)
Minority interest .................         22,302              --              --              --          22,302
                                      ------------    ------------    ------------    ------------    ------------
Loss before income taxes ..........       (311,624)       (212,276)       (111,512)             --        (635,412)
Income tax benefit ................             --              --              --              --               0
                                      ------------    ------------    ------------    ------------    ------------
               Net loss - operating   $   (311,624)   $   (212,276)   $   (111,512)   $         --    $   (635,412)
                                      ============    ============    ============    ============    ============

As of September 30, 2001
Total assets ......................   $  6,010,220    $  1,317,776    $    208,559    $   (998,000)   $  6,538,555
Total liabilities * ...............     (5,136,184)      8,167,603         980,910              --       4,012,329
Total equity ......................     11,146,404      (6,849,827)       (772,351)       (998,000)      2,526,226

* Includes intercompany payables and receivables which are eliminated in consolidation.

Note 3 - Long-Term Liabilities

                                                  December 31,     September 30,
                                                      2001             2001
                                                  ------------     -------------
Mortgage payable, 11.5% .....................       $ 79,534         $ 76,841
Note due minority interest, zero, no discount             --           65,000
Equipment lease, 12% ........................         41,810               --
                                                    --------         --------
  Total debt ................................        121,344          141,841
Less current obligation .....................        106,248          141,841
                                                    --------         --------
  Total long-term debt ......................       $ 15,096         $     --
                                                    ========         ========


Mortgage payable, 11.5%. Note payable, interest at 11.5%, collateralized by real estate, payable in monthly installments of $1,245 with a final payment of $72,842 due in June 2002.

Line of credit, 9.75%. The Company has a line-of-credit arrangement with a regional bank, which provides for borrowing up to $200,000 with interest at prime plus 1%. This line-of-credit is secured by the accounts receivable of the Company and personally guaranteed by the Company's CEO, John Pilger. At December 31, 2001 and 2000 there were no advances under the line-of-credit.

Note Due Minority Interest, zero, no discount. As part of the consideration given for the acquisition of Raw Data, Inc., the Company issued a $65,000 non-interest-bearing note to the former majority shareholders which was payable only upon BounceBackMedia.com, Inc. achieving cumulative revenues of $8 million on or before December 31, 2001. BounceBackMedia's cumulative revenues through December 31, 2001 were approximately $770,000.

The contingent liability of $65,000 due minority shareholders of BBM expired, as BBM did not meet contractually defined revenue targets by December 31, 2001.

Upon purchase of Raw Data, Inc., BBM had recognized allocated goodwill on its books of $146,500. As of December 31, 2001 goodwill has been reduced by the $65,000 contingent liability, which expired on the same date.

Equipment lease, 12.5%. As of December 31, 2001, the Company reclassified an operating lease to a capital lease. This lease is for the CD cutting machine used by BounceBackMedia. The equipment lease is a three-year lease ending in May of 2003. There is a $1 payout option at the end of the lease.

Note 4 - Deferred Revenue

         In December 1998, the Company entered into a Memorandum of Understanding to form a joint venture with Lakes Gaming, Inc. (NASDAQ: LACO) for the purpose of pursuing a management and development agreement to develop one or more casinos on behalf of the Pokagon Band of Potawatomi Indians (the "Pokagon Tribe") in southwestern Michigan and northern Indiana. In May 1999, the Company and Lakes Gaming entered into a Conditional Termination Agreement ("Agreement") to terminate the Memorandum of Understanding, in the event that the Pokagon Tribe chose to enter into management and development agreements solely with Lakes Gaming. In June 1999, Lakes Gaming was selected by the Pokagon Tribe to negotiate a management and development agreement and on August 31, 1999, the Pokagon Tribe ratified the Management and Development Agreement solely with Lakes Gaming to build a Michigan casino. The "Condition" terminating the "Agreement" was met and became effective. The terms of the "Agreement" call for the payment by Lakes Gaming, Inc. to the Company of fees equating to $12.4 million over five years once the casino opens and the advance payment of $2 million of these fees received by the Company on August 31, 1999. The "Agreement" requires the Company to return the advance after five years if the casino has not opened.

         The Agreement with Lakes Gaming, Inc. contains additional fees the Company can earn in the aggregate of $3.7 million contingent on certain events that may occur, such as the Tribe building an additional casino in Indiana and selecting Lakes Gaming as the manager, the location of the Indiana casino, and other events. However, at this time, there is no plan by the Pokagon Indians to pursue this additional casino.

         The Company is not scheduled to receive any further payments from Lakes Gaming until the casino opens. Lakes Gaming commenced site development of the Michigan casino in 2001, but there can be no assurances provided with respect to timing of completion of the casino.

Note 5 - Other Receivable

         The Company incurred approximately $600,000 in expenses in pursuit of a Cherokee Indian gaming venture with Harrah's (NYSE: HET) in Cherokee, North Carolina and ultimately, Harrah's was awarded a casino management agreement with the Eastern Band of Cherokee Indians. Concurrent with the pursuit of this North Carolina venture, the Company and Harrah's entered into a partnership agreement to build and manage the future Michigan casino with the Pokagon Indians. (The Company subsequently sought a new venture partner in Lakes Gaming and that new agreement with Lakes Gaming is fully described in Note 4.) In return for the Company to originally pursue the Michigan venture with Harrah's, Harrah's agreed to reimburse the $600,000 related to the North Carolina venture.

         During 1998, Harrah's terminated its agreement with the Pokagon tribe, and the Company pursued legal remedies to recover the $600,000 in expenses from Harrah's. This receivable was fully reserved for in fiscal year ending September 30, 1998.

         A Minnesota trial court dismissed the Company's civil suit against Harrah's on May 24, 1999 for lack of jurisdiction. The Company appealed this decision to the Eighth Circuit U.S. Court of Appeals and on March 13, 2001, the Appeals Court reversed the decision and remanded the Company's suit against Harrah's back to District Court. The Company's counsel states a favorable outcome is probable for the Company, thus, in the fiscal year ended September 30, 2001, the Company reversed its allowance for doubtful accounts of $600,000 based on this probable outcome.

Note 6 - Deferred Development Costs

         The Company incurred $1,229,959 in development costs related to its ventures with the Pokagon Indians and the building of their Michigan casino. When the Pokagon Tribe and Harrah's announced they had terminated their agreement in October of 1998, the Company recorded an impairment reserve of $1,229,959 against these development costs.

         In December 1998, the Company entered a new agreement with Lakes Gaming as more fully described in Note 4 to develop casinos on behalf of the Pokagon Tribe.

         On January 19, 2001, the US Department of Interior issued a "finding of no significant impact" regarding the Pokagon Tribe's proposed Michigan casino and initial site development began. The Company is again recognizing $1,056,491 of these development costs because site development has commenced.

Note 7 - Deferred Charges

         On December 31, 2001, the Company recorded a portion payable to J. Pilger in accordance with his employment agreement. A payment of $125,000 was recorded for compensation due September 30, 2000 as a prepayment of fees for the fiscal year 2001. For the fiscal year 2002 payment, $31,250 was charged to expense for the three months ending December 31, 2001 and the remaining $93,750 was recorded as a deferred charge.

Note 8 - Stock Repurchase

         In April 1998, the Company's Board of Directors approved a stock repurchase program allowing for the purchase of up to $1.5 million shares of the Company's outstanding Common Stock. On October 5, 2001, the Company purchased 35,000 shares of BBTC outstanding stock. It is the Company's intent to retire these shares. Prior to October 5, 2001, 191,050 shares had been purchased and subsequently retired.

Note 9 - Subsequent Event

         On February 7, 2002 the Company and Mr. Pilger amended Mr. Pilger's employment agreement with the Company to restructure the terms of an arrangement between Mr. Pilger and the Company so as to extend the period during which a previous loan by the Company to Mr. Pilger was forgiven.

Note 10 - Notes receivable - related party

         All amounts due the Company from John J. Pilger, CEO, were satisfied as of December 31, 2001.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Following is management's discussion and analysis of significant factors, which have affected the Company's financial position, and operating results during the periods reflected in the accompanying consolidated financial statements. All references to dollar amounts are in U.S. dollar.

CONTINUING OPERATIONS

         The Company's revenues from continuing operations were $548,765 and $543,642 during the three-months ended December 31, 2001 and 2000.

         The Company is in a transitional business phase whereby the Company is shifting its business focus from solely E-commerce. As such, the Company does not have any significant domestic revenue stream and its foreign subsidiary contributes up to a maximum of $40,000 per month. Thus, management continues to work toward reducing its overhead expenses during this period.

BOUNCEBACKMEDIA.COM, INC.

         BounceBackMedia.com, Inc., the Company's 80%-owned subsidiary, commenced operations January 2000 with the acquisition of all of the assets of Raw Data, Inc.

         Revenues for the three months ended December 31, 2001 were $8,557. Operating expenses for the same period, including cost of goods sold, wages, marketing, promotional expense and office expenses were $39,694. This compares to revenues of $92,952 and operating expenses of $204,464 for the three months ended December 31, 2000. Operating revenues for 2001 were impacted by the relocation to Ocean Springs, Mississippi as well as a change in personnel among other factors. The decrease in operating expenses from 2000 to 2001 is directly related to the reduction in overhead expenses related to the relocation.

         BBM executed a contract with SG Partnership in January 2002 to provide professional services for multimedia work. It is the intent of the Company to attempt to reduce its variable overhead expenses and correct its overall cost of goods as a percent of revenue. In executing this contract for labor, it is the Company's desire to maintain a qualified multimedia staff that are incentivised and rewarded through BBM's revenue growth.

GAMING, TUNISIA

         Revenue for the three months ended December 31, 2001 was $540,208 compared to $450,690 for the same period in 2000, an increase of $89,518, or 20.0%, which was primarily due to increases in net win from gaming activities, which is the difference between gaming wins and losses. This increase generally offset the decrease in patron count. Operating expenses including project, general and administrative costs, depreciation and cost of sales for the three-month period ending December 31, 2001 increased $227,726 from $662,966 in 2000 to $890,692 in 2001. This increase was primarily due to an increase in legal expenses. The operating loss was ($230,485) (net of $120,000 management fees which are eliminated in consolidation) for the three months ended December 31, 2001 compared to a loss of ($92,276) (including $120,000 of management fees which are eliminated in consolidation).

GENERAL AND ADMINISTRATIVE

         The Company's general and administrative expenses aggregated $586,237 compared to $476,330, an increase of $109,907 for the three-month period ending December 31, 2001 and 2000. The increase was primarily due to recognition of foreign director fees of $156,250 due to Mr. Pilger per his employment contract. This charge includes $125,000 for fiscal year 2001 and $31,250 for the three months ended December 31, 2001. This charge was offset by the reduction of overhead with the sale of the entertainment segment and a reduction in legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001, the Company had cash of $1,421,093 compared to $1,863,359 as of September 30, 2001.

         The Company expects cash on hand and from continuing operations to be sufficient to meet capital expenditures, debt service and working capital requirements in fiscal 2002. The Company also has a line-of-credit arrangement with a regional bank, which provides for borrowing up to $200,000 at prime plus 1% interest rates. This line-of-credit is secured by the accounts receivable of the Company and the personal guaranty of the Company's CEO, John Pilger. At December 31, 2001, there were no advances under the line-of-credit. As of January 31, 2002, the line of credit was drawn in full.

         The management fee of up to $40,000 from Tunisia is paid on a monthly basis based on sufficient available cash from operations. For the three-month period December 31, 2001, the Company received no management fees from CRC of Tunisia, S.A.

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

         On June 21, 2001, the Company received notice of an assessment from the Tunisian Department of Finance for an amount totaling 4.6 million dinars ($3.13 million U.S. equivalent, based on exchange rate on February 4, 2002). This is related to unpaid gaming tax, a slot tax assessment, and an adjusted income tax assessment. The Company has retained the services of a Tunisian tax attorney, who is in the process of appealing this assessment. Based on the tax attorney's review, approximately $3.1 million dinars ($2.11 million U.S. equivalent, based on exchange rate on February 4, 2002) of this assessment relates to Tunisian statutory regulations, which require businesses to maintain original transaction documents for Tunisian tax purposes. Samara confiscated the majority of Casino Caraibe's financial operating and reporting records last December 2000, which records tracked both loans from the Company to its 85%-owned subsidiary, CRC of Tunisia as well as purchases made by the Company of equipment, furniture and fixtures for the sole benefit of CRC of Tunisia, beginning in 1997. Thus, our tax attorney has recommended CRC of Tunisia operation reserve 1.5 million dinars ($1.02 million U.S. equivalent, based on exchange rate on February 4, 2002) to satisfy this assessment. $1,074,499 has been accrued for Tunisian slot taxes. Based on the advice of former counsel, the Company's position was that it was not subject to a tax on slot revenue under Tunisian gaming law.

         During the three months ended December 31, 2001 there were no capital expenditures.

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

                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

         The Company initiated a civil suit against Harrah's on September 4, 1998 in United States District Court for District of Minnesota. The Company alleges that Harrah's breached various agreements with the Company and tortuously interfered with the Company's contractual and prospective economic advantage associated with the Pokagon Band of Potawatomi Indians' Management Agreement. The suit further alleges that Harrah's withheld vital business information from the Company. The trial court dismissed the case on May 24, 1999 for lack of jurisdiction stating that the Company's claims were preempted by the Indian Gaming Regulatory Act. Accordingly, the court held that the Company's claims could not be heard in Federal Court. The Company asserted that it had the right to resolve the dispute with Harrah's in some forum and the trial court erred by dismissing the Company's complaint without granting the Company leave to file an amended complaint which would include a claim for an accounting and damages under the Uniform Partnership Act. The Eighth Circuit U.S. Court of Appeals filed its decision March 13, 2001, agreeing with the Company that the Federal District Court of Minnesota erred dismissing the Company's suit against Harrah's and the suit against Harrah's was remanded to the Federal District Court of Minnesota for further proceedings. On May 16, 2001, the U.S. District Court of Minnesota set a retrial scheduling order, which allows the Company's legal representatives to initiate discovery. On October 3, 2001 Harrah's filed a motion to dismiss with the US District Court District of Minnesota claiming that the contract between Harrah's and the Company by its terms precludes the Company from asserting a claim and further that the Company's claims are speculative. The Company and its attorneys plan on vigorously disputing this motion. Pending a favorable ruling by the court relative to such motion, a tentative trial date is set for November 2, 2002.

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

         CRC of Tunisia, S.A., the 85%-owned subsidiary of the Company, initiated arbitration proceedings against the casino lessor, Samara Casino Inc. and the Mahdoui family. The Company's position is that lessor took unauthorized advances totaling $227,229, duplicated rent payments of $210,294 and to date has been unwilling to treat these advances as prepaid rent. A three-panel Tunisian arbitration hearing is tentatively scheduled to begin as early as March 2002.

         On December 11, 2001 the Company issued a press release and a Form 8-K with respect to a civil complaint "Kevin M. Kean pltf vs. John J. Pilger; et al, including BounceBack Technologies.com dfts", filed by Kevin M Kean in Jackson County, Mississippi Circuit Court, against the Company and each of the members of its Board of Directors on November 21, 2001. Additionally, the Company received on November 28, 2001 and December 26, 2001 from Kevin M. Kean, a shareholder, a notice of demands that the Board of Directors of the Company initiate actions to rectify alleged wrong doing committed by certain officers and directors of the Company. The Company is currently interviewing qualified independent individuals to investigate the claims. The Company hopes to appoint one or more independent investigators in the near future.

Item 2.           Exhibits and Reports on Form 8-K

         a) During the quarter ended December 31, 2001, the Company filed the following reports on Form 8-K:

         Current Report on Form 8-K filed on December 13, 2001, regarding Item 5, which announced receipt of a Civil Action against the Board of Directors, as well as a demand letter to the Board of Directors.

         b) Amendment dated February 7, 2002, to existing Employment Agreement between John J Pilger, CEO, and Company.

                                   SIGNATURES

         In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

                                             BOUNCBACKTECHNOLOGIES.COM, INC.

February 14, 2002                            s/ John J. Pilger
                                             -----------------------------------
                                             John J. Pilger,
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                               SIGNATURE AND TITLE

February 14, 2002                            s/John J. Pilger
                                             -----------------------------------
                                             John J. Pilger, Chief Executive
                                             Officer, President and Chairman of
                                             the Board of Directors ("principal
                                             executive officer")

February 14, 2002                            s/John J. Pilger
                                             -----------------------------------
                                             John J. Pilger, Chief Financial
                                             Officer and Chief Accounting
                                             Officer ("principal financial and
                                             accounting officer")