Form 10KSB/A
period 2001-09-30
BOUNCEBACKTECHNOLOGIES COM INC
filed 2002-05-03
CIK 899778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                      No. 1
(Mark One)

     [X] AMENDMENT NO. 1 TO ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No
..

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

         As of December 17, 2001, 12,487,871 shares of Common Stock were outstanding, and the aggregate market value of such Common Stock (based upon the last reported sale price on December 14, 2001 the OTCBB), excluding outstanding shares beneficially owned by affiliates, was approximately $2,127,537.

         Transitional Small Business Disclosure Format
                                            (Check one): Yes _____; No     X
                                                                      ---------

                                     PART I

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

BounceBackMedia.com, Inc. (Ocean Springs, Mississippi)

         In 2000, through its 80%-owned subsidiary, BounceBackMedia.com, Inc.
(BBM), the Company purchased the assets of Raw Data, Inc., a privately owned California company, the Company redirected its focus to the development, sales and distribution of e-commerce business solutions through direct advertising of mini-CD's used by consumers and businesses to link potential customers to web sites and e-commerce centers.

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

         The Company leases, pursuant to a five-year lease expiring in May 2002, executive office space in Ocean Springs, Mississippi at a rate of $66,000 per annum. The Company plans to negotiate a renewal of this lease; although no assurances can be given such renewal will be achieved.

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

         On December 11, 2001 the Company issued a press release and a Form 8-K with respect to a civil complaint "Kevin M. Kean pltf vs. John J. Pilger; et al, including BounceBackTechnologies.com dfts", filed by Kevin M Kean in Jackson County, Mississippi Circuit Court, against the Company and each of the members of its Board of Directors on November 21, 2001. Additionally, the Company received on November 28, 2001 from Kevin M. Kean, a shareholder, a notice of demand that the Board of Directors of the Company initiate actions to rectify alleged wrong doing committed by certain officers and directors of the Company.

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

                                                 Common Stock
                                       ---------------------------------

                                           High                  Low
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

BOUNCEBACKMEDIA.COM, INC.

         BounceBackMedia.com, Inc., a newly formed subsidiary of the Company, commenced operations on December 31, 1999 when it purchased all the assets of Raw Data Corp. for $85,000 cash, non-interest bearing note for $65,000 due when and if BounceBackMedia.com, Inc., reached $8,000,000 in revenue on a cumulative basis within its first two years, and 20% of BounceBackMedia.com, Inc., common stock. The Company recognized $81,500 in goodwill. The $65,000 note payable was not recorded since BounceBackMedia.com, Inc., achieving $8,000,000 in revenue on a cumulative basis within its first two years, is not probable. The Company entered into two employment agreements with Roger Birks and Ricardo Gonzalez in January 2000. Mr. Birks was CEO of BounceBackMedia.com from January 2000 until he terminated his employment in November 2000. Mr. Gonzalez was terminated in May 2001.

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

GAMING, TUNISIA

         Revenue for fiscal 2001 was $3,086,514 compared to $3,259,814 for fiscal 2000, a decrease of $173,300, or 5.3%, which was primarily due to a decrease in patron count; which decrease was generally offset by an increase in net win from gaming activities, which is the difference between gaming wins and losses. Operating expenses including project, general and administrative costs, depreciation and cost of sales decreased $172,021 from $4,011,311 in fiscal 2000 to $3,839,290 in fiscal 2001. This decrease was primarily due to the continued efforts of management to reduce expenses, specifically a continued reduction of the casino workforce, as a response to a drop in patron count. The operating loss was ($752,776) (net of $480,000 management fees which are eliminated in consolidation) for fiscal 2001 compared to a loss of ($751,497) (including $395,000 of management fees which are eliminated in consolidation). As restated, see Item 6 of Part 2, Liquidity and Capital Resources regarding the ability of the Company's foreign subsidiary to transfer funds to the parent.

GENERAL AND ADMINISTRATIVE

         The Company's general and administrative expenses aggregated $2,144,391 in fiscal 2001 compared to $2,514,402 for fiscal 2000, a decrease of $370,502. The decrease was primarily due to the reduction of overhead with the sale of discontinued operations and a reduction in legal expenses. For fiscal 2001 the Company reversed its allowance for doubtful accounts of $600,000.

INTEREST EXPENSE AND INCOME

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

MINORITY INTEREST

         All amounts due from the 20% minority interest of BounceBackMedia.com, Inc. were eliminated in 2001 due to continued losses of BounceBackMedia.com, Inc. in this segment.

INCOME TAXES

         The Company recognized a tax benefit of $2,794,641 in 2001 due principally from the reversal of the valuation allowances of its deferred tax assets. These reversals are based on management's assessment that the benefit of net operating losses will be realized from future taxable income. The Company's effective tax rates vary from statutory tax rates primarily as a result of net losses of its foreign subsidiary for which there are no tax benefits.

DISCONTINUED OPERATIONS

         Income from the entertainment segment operated just four months in 2001 was $454,431 compared to a full year's operation in 2000 of $1,526,663. The gain on the sale of the entertainment segment on January 31, 2001 was $1,900,493, which is net of basis of assets sold of $628,431, commission paid on sale of $195,000, expenses of sale of $27,939 and income taxes of $1,048,137. The gain on sale of entertainment segment reported in 2000 of $1,300,000 represents the sale of a license to operate the Country Tonite Show in Pigeon Forge, Tennessee.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, the Company had cash available domestically of $1,313,125 compared to $98,208 as of September 30, 2000. During 2001 and 2000, the Company received management fees from its foreign subsidiary, CRC of Tunisia, S.A., of $265,000 and $0. Although contracted to earn $40,000 per month (a total of $480,000 per year), the management fee is paid on a monthly basis based on sufficient available cash flow from operations. Cash and cash equivalents reflected on the Balance Sheet include cash from the foreign subsidiary of $550,234 and $411,166 for September 30, 2001 and 2000. Total cash on the Balance Sheet, including domestic and foreign, totals $1,863,359 and $509,374 for September 30, 2001 and 2000.

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

         The management fee, when available to be paid, is currently the only cash able to be transferred to the Company from its foreign subsidiary.

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

         The Company has executed a Revised Conditional Release and Termination Agreement with Lakes Gaming for a maximum aggregate amount of $16.1 million, which included a $2 million refundable cash down payment received by the Company in August 1999. The down payment is refundable if a casino is not opened within five years and has been recorded as advance deposit in 2001 and 2000. As the Company cannot make any assurances that sufficient cash will be on hand as of August 2004 to make repayment if necessary to Lakes Gaming, the Company will be required to look to an outside source for these funds. The Company would be more likely than not be required to renegotiate the terms of repayment with Lakes Gaming. Payment of the remaining $14.1 million is contingent upon opening of the casino and other events occurring in the future. Site development of a Michigan casino by Lakes Gaming commenced in 2001. Lakes has the right under the terms of the Company's Revised Conditional Release and Termination agreement to retire its debt obligation to the Company of approximately $11.0 million by making a one-time discounted 10% present value payment of approximately $8.0 million. However, there can be no assurances as to the timing of completion of the casino or its opening. No timetable for the opening of the casino is determinable. The compact has been signed by the Governor, approved by the Michigan senate and House of Representatives, and recognized as valid by the Secretary of the Interior. The land for the casino has been purchased and site improvements initiated. The contractor has been selected to build the casino. The Bureau of Indian Affairs has indicated that they are prepared to accept the land in trust and approve the casino agreements between Lakes Gaming and the Pokagon Band of Potawatomi upon a favorable outcome in the legal action between Taxpayers of Michigan Against Casinos (T.O.M.A.C.) versus the Bureau of Indian Affairs. Until there is a favorable outcome to this legal action, no timetable for the opening of the casino can be determined. The Company expects an eventual favorable outcome and opening of a casino in New Buffalo, Michigan.

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

RESTATEMENT

For purposes of this Form 10-KSB/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the September 30, 2001 Form 10-KSB as originally filed on December 28, 2001 that was affected by the restatement has been amended and restated in its entirety. No attempt has been made in this Form 10-KSB/A to modify or update other disclosures as presented in the original Form 10-KSB except as required to reflect the effects of the restatement.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          Index to Financial Statements



         Independent Auditors' Report 2001............................      12

         Consolidated Financial Statements
           Balance Sheets.............................................      13
           Statements of Operations...................................      14
           Statements of Stockholders' Equity.........................      15
           Statements of Cash Flows...................................      16
           Notes to Consolidated Financial Statements.................   17-35

CIRO E. ADAMS, CPA
2 BARRY DRIVE
P.O. BOX 306
MANTUA, NJ 08051-0306
856-468-7300
                                December 12, 2001
              (except as to Note 21, which is as of March 29, 2002)


                          Independent Auditor's Report



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




                                                 Ciro E. Adams
                                                 Certified Public Accountant

                                            BOUNCEBACKTECHNOLOGIES.COM, INC.
                                               CONSOLIDATED BALANCE SHEETS


                                                        ASSETS                      September 30,      September 30,
                                                                                        2001                2000
                                                                                    --------------     ---------------
                                                                                    (As Restated)      (As Restated)
Current assets:
     Cash and cash equivalents ..................................................   $  1,863,359           $    509,374
     Accounts receivable - net ..................................................         90,463                466,754
     Inventory ..................................................................         57,047                 33,909
     Prepaid expenses ...........................................................         95,818                250,017
     Net assets for sale - entertainment ........................................           --                  505,274
                                                                                    ------------           ------------
               Total current assets .............................................      2,106,687              1,765,328

Deferred income taxes ...........................................................      1,510,311                   --
Property and equipment - net ....................................................        996,931              1,388,548
Goodwill, net ...................................................................         22,900                458,300
Other receivable ................................................................        600,000                   --
Notes receivable - related parties, net .........................................        149,948                244,145
Other assets ....................................................................         30,287                 24,201
                                                                                    ------------           ------------
                         Total assets ...........................................   $  5,417,064           $  3,880,522
                                                                                    ============           ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ...........................................................   $    337,765           $    420,656
     Current maturities of long-term debt .......................................         76,841                390,342
     Accrued gaming tax .........................................................      1,074,499                620,483
     Accrued expenses and other liabilities .....................................        447,913                732,504
     Deferred income taxes ......................................................         10,311                   --
                                                                                    ------------           ------------
               Total current liabilities ........................................      1,947,329              2,163,985

Long-term debt, less current maturities .........................................           --                  750,351
Advance deposit .................................................................      2,000,000              2,000,000
Minority interest ...............................................................           --                  (82,602)
Stockholders' equity:
     Preferred stock, 8% cumulative, $.01 par value; 5,000,000 shares authorized;
          none issued and outstanding ...........................................           --                     --
     Common stock, $.01 par value; 30,000,000 shares authorized; 12,487,871
          and 12,461,258 issued and outstanding for 2001 and 2000................        113,879               113,613
     Additional paid-in capital .................................................     23,165,749             23,155,247
     Retained earnings ..........................................................    (21,809,893)           (24,227,797)
     Accumulated comprehensive income ...........................................           --                    7,725
                                                                                    ------------           ------------
               Total stockholders' equity .......................................      1,469,735               (951,212)
                                                                                    ------------           ------------
                         Total liabilities and stockholders' equity..............   $  5,417,064           $  3,880,522
                                                                                    ============           ============



                 The accompanying notes are an integral part of these consolidated financial statements


                                      BOUNCEBACKTECHNOLOGIES.COM, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               For the Year Ended
                                                                        -----------------------------------
                                                                        September 30,         September 30,
                                                                            2001                   2000
                                                                        ------------           ------------
                                                                        (As restated)
Operating Revenues:
     Gaming segment ..........................................          $  3,086,514           $  3,259,814
     Technology sales ........................................               273,581                486,499
     Management fees .........................................                  --                   25,714
                                                                        ------------           ------------
          Total revenue ......................................             3,360,095              3,772,027
Operating Expenses:
     Gaming cost of sales ....................................               310,974                362,874
     Gaming selling, general and administrative expenses .....             3,528,316              3,648,437
     Technology cost of sales ................................               170,098                439,326
     Technology selling, general and administrative expenses .               544,858                458,932
     Corporate selling, general and administrative expenses ..             2,144,391              2,514,402
     Reversal of doubtful allowance ..........................              (600,000)                  --
                                                                        ------------           ------------
          Total operating expenses ...........................             6,098,637              7,423,971
                                                                        ------------           ------------
Operating loss ...............................................            (2,738,542)            (3,651,944)
Other Income and Expenses:
     Other income ............................................                14,832                 56,366
     Interest income .........................................                19,170                 43,769
     Interest expense ........................................               (27,121)              (212,486)
                                                                        ------------           ------------
          Total other income and expenses ....................                 6,881               (112,351)
                                                                        ------------           ------------

Loss before minority interest ................................            (2,731,661)            (3,764,295)
     Minority interest .......................................                  --                   82,602
                                                                        ------------           ------------
Loss before income taxes .....................................            (2,731,661)            (3,681,693)
     Income tax benefit ......................................             2,794,641                   --
                                                                        ------------           ------------
Net Income (Loss) - Operating ................................                62,980             (3,681,693)
                                                                        ------------           ------------

Discontinued Operations:
     Income from entertainment segment, net of taxes of
         $246,504 and $0 in 2001 and 2000 ....................               454,431              1,526,663
     Gain on sale of entertainment segment, net of taxes of
         $1,048,137 and $0 in 2001 and 2000 ..................             1,900,493              1,300,000
                                                                        ------------           ------------
Net income - Discontinued Operations .........................             2,354,924              2,826,663
Extraordinary item - Gain on early extinguishment of debt ....                  --                  438,642
                                                                        ------------           ------------
Net income (loss) ............................................          $  2,417,904           $   (416,388)
                                                                        ============           ============

Net income (loss) per Share - Basic and Diluted
     Operating income (loss) .................................          $       0.01           $      (0.30)
     Discontinued operations .................................                  0.19           $       0.23
     Extraordinary item - gain on early extinguishment of debt                  --             $       0.04
                                                                        ------------           ------------
Net Income (Loss) Per Share ..................................          $       0.20           $      (0.03)
                                                                        ============           ============

     Weighted average common shares outstanding ..............            12,474,830             12,261,958



           The accompanying notes are an integral part of these consolidated financial statements.

                                                  BOUNCEBACKTECHNOLOGIES.COM, INC.
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                  Shares of                      Additional                          Accumulated
                                                   Common          Common          Paid-in           Retained       Comprehensive
                                                    Stock           Stock          Capital           Deficits          Income
                                               ---------------- -------------- ----------------  ----------------------------------
                                                 (As Restated)                                     (As Restated)
Balance, October 1, 1999 ...................       11,531,880     $    104,319     $ 22,953,761     $(23,811,409)     $    (20,958)
     Common stock issued on conversion of
          debentures .......................          629,378            6,294          144,486                -                 -
     Options issued on conversion of
          debentures .......................                -                -            9,000                -                 -
     Common stock issued ...................          300,000            3,000           48,000                -                 -
     Foreign currency translation adjustment                -                -                -                -            28,683
     Net income ............................                -                -                -         (416,388)                -
                                                 ------------     ------------     ------------     ------------      ------------
Balance, September 30, 2000 ................       12,461,258     $    113,613     $ 23,155,247     $(24,227,797)     $      7,725

     Common stock issued ...................           26,613              266           10,502                -                 -
     Foreign currency translation adjustment                -                -                -                -            (7,725)
     Net income ............................                -                -                -        2,417,904                 -
                                                 ------------     ------------     ------------     ------------      ------------
Balance, September 30, 2001 ................       12,487,871     $    113,879     $ 23,165,749     $(21,809,893)              $ -
                                                 ============     ============     ============     ============      ============


                       The accompanying notes are an integral part of these consolidated financial statements

                              BOUNCEBACKTECHNOLOGIES.COM, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     For the Year Ended
                                                               ----------------------------
                                                              September 30,     September 30,
                                                                   2001             2000
                                                               -----------      -----------
Operating Activities:                                         (As Restated)
Net income (loss) ........................................     $    62,980      $(3,681,693)
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization .......................         429,313          372,991
     Deferred income taxes ...............................      (1,500,000)               -
     Provisions for doubtful accounts ....................           5,640           98,977
     Amortization of discount upon conversion
          of convertible debentures ......................          36,687                -
     Minority interest ...................................          82,602          (82,602)
     Other receivable ....................................        (600,000)               -
     Net change in long term accounts ....................               -                -
     Net change in working capital accounts ..............         538,551          277,016
                                                               -----------      -----------
Net cash provided by (used in) operating activities ......        (944,227)      (3,015,311)

Investing activities:
Purchase of property and equipment .......................         (16,121)        (105,763)
Decrease (increase) in due to related party ..............         137,806          166,327
                                                               -----------      -----------
Net cash provided by investing activities ................         121,685           60,564

Financing Activities:
Short-term borrowings ....................................         400,000           65,000
Repayment of short-term borrowings .......................        (400,000)               -
Repayments of long term debt .............................      (1,100,539)      (1,164,932)
Common stock issued for compensation of employee .........          10,768           51,000
                                                               -----------      -----------
Net cash used in financing activities ....................      (1,089,771)      (1,048,932)
                                                               -----------      -----------
Cash flows used in operations ............................      (1,912,313)      (4,003,679)
                                                               -----------      -----------

Cash flows from discontinued operations:
Entertainment segment ....................................       3,266,298        3,350,634
                                                               -----------      -----------
Net cash provided by discontinued operations .............       3,266,298        3,350,634
                                                               -----------      -----------

Net increase (decrease) in cash ..........................       1,353,985         (653,045)
Cash at beginning of period ..............................         509,374        1,162,419
                                                               -----------      -----------
          Cash at end of period ..........................     $ 1,863,359      $   509,374
                                                               ===========      ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest expense .........................     $    43,635      $   136,411
  Cash paid for income taxes .............................     $    65,371      $         -

Disclosure of non-cash financing and investing activities:
  Common stock issued on conversion of debentures ........     $         -      $   150,780

   The accompanying notes are an integral part of these consolidated financial statements

BounceBackTechnologies.com, Inc. and Subsidiaries
Notes to Consolidated Financial Statements



Note 1 - Restatement

         As more fully described below, the restatement relates to the following items: 1. To reclassify an advance payment received on a management contract as an advance payment and not deferred revenue. 2. To correct the accounting treatment of deferred costs related to the management contract. 3. To remove a contingent liability and related goodwill from the balance sheet related to the acquisition of the assets of Raw Data, Inc. 4. To provide a reconciliation of assets and income of the business segments of the Company. 5. To include outstanding shares of common stock held in escrow as collateral as part of Stockholders' Equity. 6. To add a subsequent event footnote regarding Harrah's litigation occurring on March 22, 2002 and the litigation affecting the opening of the Michigan casino occurring on March 29, 2002.

     1. In December 1998, the Company entered into a Memorandum of Understanding to form a joint venture with Lakes Gaming, Inc., (NASDAQ: LACO), for the purpose of pursuing a management and development agreement to develop one or more casinos on behalf of the Pokagon Band of Potawatomi Indians in southwestern Michigan and northern Indiana. A subsequent agreement terminating the joint venture called for the payment by Lakes Gaming, Inc. to the Company of fees equating to $12.4 million over five years once the Michigan casino opens and an advance payment of $2 million of those fees was received by the Company on August 31, 1999. This subsequent agreement requires the Company to return the advance payment after five years if the casino has not opened. The Company classified this advance payment as deferred revenue on its originally filed financial statements. Although no timetable for the opening of the casino is currently determinable, certain facts and circumstances indicate to the Company that the casino will open before August 2004 and the advance payment may not need to be returned. Consequently, the Company has reclassified the receipt of these fees as an advance payment in these restated financial statements on its balance sheet in lieu of the previous classification as deferred revenue to clarify that this advance payment may need to be returned if the casino does not open by August 2004.

     2. When certain facts and circumstances indicated to the Company that the Michigan casino would open, the Company restored development costs related to its ventures with the Pokagon Indians and the building of their Michigan casino previously reserved for on its balance sheet. Having further reviewed these costs, the Company now believes that the subsequent reversal of a previously recognized impairment reserve is prohibited under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Consequently, the impairment reserve of these development costs has not been restored in these restated financial statements.

     3. On December 31, 1999, the Company purchased all the assets of Raw Data Corp. for $85,000 cash at closing and a non-interest bearing note for $65,000 due when and if the New Company, BounceBackMedia.com, Inc., reached $8,000,000 in revenue on a cumulative basis within a two year period. The Company recorded the contingent liability of $65,000 and $146,500 in goodwill on its balance sheet at the time of purchase. Having further reviewed the original projections of this purchase, the Company now believes that the recognition of this contingent liability did not meet the conditions to accrue a contingent liability as defined in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies". Consequently, the contingent liability and the related goodwill have been removed from the Company's balance sheet in these restated financial statements.

     4. On its originally filed financial statements, the Company provided business segment information on the face of its income statement and in footnote disclosures. After further review, the Company now believes that additional reconciliations of revenues, income and assets of its business segments to the Company's consolidated revenues, income and assets are required under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". Consequently, the Company is providing these reconciliations in footnote disclosures to the financial statements in these restated financial statements.

     5. On its originally filed financial statements, the Company included outstanding shares of common stock held in escrow as collateral for outstanding debt in its earnings per share calculation, however, the Company did not include these same shares in its Statement of Stockholders' Equity since the shares would subsequently be canceled upon payoff of the outstanding debt. The Company now believes this treatment was inconsistent. Consequently, the Company has now included these shares in its Statement of Stockholders' Equity in these restated financial statements.

     6. Since the Company's original filing of its financial statements on December 28, 2001, there has been a significant development in the Harrah's and TOMAC litigation. The Company has detailed these events in a subsequent event footnote in these restated financial statements.

     As a result, the Company's consolidated financial statements as of September 30, 2001, have been restated from amounts previously reported. A summary of the principle effects of the restatement is as follows: (Please note: those line items for which no change in amounts are shown were not affected by the restatement.)


                                                                          2001
                                                       2001            As Previously
                                                    As Restated          Reported
                                                    ------------      ------------
Current assets ................................     $  2,106,687      $  2,106,687
Other assets ..................................        3,310,377         4,431,868
                                                    ------------      ------------
                                                    ------------      ------------
  Total assets ................................     $  5,417,064      $  6,538,555
                                                    ============      ============

Current liabilities ...........................     $  1,947,329      $  2,012,329
Other liabilities .............................        2,000,000         2,000,000
Stockholder's equity ..........................        1,469,735         2,526,226
                                                    ------------      ------------
  Total liabilities and Stockholder's equity ..     $  5,417,064      $  6,538,555
                                                    ============      ============


                                                                            2001
                                                        2001            As Previously
                                                     As Restated          Reported
                                                    ------------      ------------

Operating revenues ............................     $  3,360,095      $  3,360,095
Operating expenses ............................        6,098,637         5,042,146
                                                    ------------      ------------
Operating loss ................................       (2,738,542)       (1,682,051)
Other income and expenses .....................            6,881             6,881
                                                    ------------      ------------
    Loss before minority interest .............       (2,731,661)       (1,675,170)
Minority interest .............................                -                 -
                                                    ------------      ------------
    Loss before income taxes ..................       (2,731,661)       (1,675,170)
Provision for income taxes ....................        2,794,641         2,794,641
                                                    ------------      ------------
       Net income - Operating .................     $     62,980      $  1,119,471

     Net income - Discontinued ................        2,354,924         2,354,924
                                                    ------------      ------------

          Net income (loss) ...................        2,417,904         3,474,395
                                                    ============      ============

Net income (loss) per Share - Basic and Diluted
     Operating income (loss) ..................     $       0.01      $       0.09
     Discontinued operations ..................             0.19      $       0.19
                                                    ------------      ------------
Net Income (Loss) Per Share ...................     $       0.20      $       0.28
                                                    ============      ============

     Weighted average common shares outstanding       12,474,830        12,296,720


Note 2 - Business

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

Note 3 - Summary of Significant Accounting Policies

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

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                       September 30,       September 30,
                                                                           2001                2000
                                                                       --------------     --------------

Numerator: .......................................................     (As Restated)
     Operating income (loss) .....................................     $       62,980     $   (3,681,693)
     Discontinued operations .....................................          2,354,924          2,826,663
     Extraordinary item-Gain on early extinguishment of debt .....                  -            438,642
                                                                       --------------     --------------
     Net income (loss) ...........................................          2,417,904           (416,388)

     Numerator for basic earnings (loss) per share - income (loss)
          available to common stockholders .......................     $    2,417,904     $     (416,388)
     Effect of diluted securities ................................                  -                  -
                                                                       --------------     --------------
     Numerator for diluted earnings (loss) per share-
          income (loss) available to common stockholders after
               assumed conversions ...............................     $    2,417,904     $     (416,388)
                                                                       ==============     ==============

Denominator:
     Denominator for basic earnings per share -
          weighted - average shares ..............................         12,474,830         12,261,958
     Effect of dilutive securities
          Employee stock options .................................                  -                  -
                                                                       --------------     --------------
     Dilutive potential common shares ............................                  -                  -
                                                                       --------------     --------------
     Denominator for diluted earnings per share -
          adjusted weighted - average shares and
               assumed conversions ...............................         12,474,830         12,261,958
                                                                       ==============     ==============

     Basic earnings (loss) per share:
          Operating income (loss) ................................     $         0.01     $        (0.30)
          Discontinued operations ................................               0.19               0.23
          Extraordinary item-Gain on early extinguishment of debt                   -               0.04
                                                                       --------------     --------------
          Net income (loss) ......................................     $         0.20     $        (0.03)
                                                                       ==============     ==============

     Diluted earnings (loss) per share:
          Operating income (loss) ................................     $         0.01     $        (0.30)
          Discontinued operations ................................               0.19               0.23
          Extraordinary item-Gain on early extinguishment of debt                   -               0.04
                                                                       --------------     --------------
          Net income (loss) ......................................     $         0.20     $        (0.03)
                                                                       ==============     ==============



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

Note 4 - Segment Information

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

Technology Segment

Through its 80%-owned subsidiary, the Company acquired all of the assets of Raw Data Inc. a privately owned California company focused on the development, sales and distribution of e-commerce business solutions through direct advertising of mini CD's used by business and consumers to link potential customers to web sites and e-commerce centers. BounceBackMedia.com, Inc., commenced operations on December 31, 1999 when it purchased all the assets of Raw Data Corp. for $85,000 cash, a non-interest bearing note for $65,000 due when and if BounceBackMedia.com, Inc., reached $8,000,000 in revenue on a cumulative basis within its first two years and 20% of BounceBackMedia.com, Inc., common stock. The Company recognized $81,500 in goodwill. The $65,000 note payable was not recorded since BounceBackMedia.com, Inc., achieving $8,000,000 in revenue on a cumulative basis within its first two years is not probable.

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

Summary

Fiscal Year Ended September 30, 2001       Gaming         Technology     Corp. & Other         Total
------------------------------------    --------------    ------------   --------------    --------------
Total Revenue ........................     $ 3,086,514      $   273,581                -      $ 3,360,095

Cost of sales ........................         310,974          170,098                -          481,072
Selling, general and .................               -
  administrative expenses ............       3,528,316          544,858                -        4,073,174
Corporate unallocated costs ..........               -                -        1,544,391        1,544,391
                                           -----------      -----------      -----------      -----------
Total Expenses .......................       3,839,290          714,956        1,544,391        6,098,637

Operating income (loss) ..............        (752,776)        (441,375)      (1,544,391)      (2,738,542)
Other income and expenses ............               -             (569)           7,450            6,881
                                           -----------      -----------      -----------      -----------

Income (loss) before minority inerest         (752,776)        (441,944)      (1,536,941)      (2,731,661)
Minority interest ....................               -                -                -                -
                                           -----------      -----------      -----------      -----------

Income (loss) before income taxes ....     $  (752,776)     $  (441,944)     $(1,536,941)     $(2,731,661)
Income tax benefit ...................               -                -        2,794,641        2,794,641
                                           -----------      -----------      -----------      -----------

Net income (loss) - operating ........        (752,776)        (441,944)       1,257,700           62,980
                                           ===========      ===========      ===========      ===========

As of September 30, 2001
Total assets .........................     $ 1,317,776      $   208,559      $ 3,890,729      $ 5,417,064
Total liabilities * ..................       8,167,603          980,910       (5,201,184)       3,947,329
Total equity .........................      (6,849,827)        (772,351)       9,091,913        1,469,735


* Includes intercompany payables and receivables which are eliminated in consolidation.

Fiscal Year Ended September 30, 2000       Gaming         Technology     Corp. & Other         Total
------------------------------------    --------------    ------------   --------------    --------------
Total Revenue ........................     $ 3,259,814      $   486,499      $    25,714      $ 3,772,027

Cost of sales ........................         362,874          439,326                -          802,200
Selling, general and .................               -
  administrative expenses ............       3,648,437          458,932                -        4,107,369
Corporate unallocated costs ..........               -                -        2,514,402        2,514,402
                                           -----------      -----------      -----------      -----------
Total expenses .......................       4,011,311          898,258        2,514,402        7,423,971

Operating income (loss) ..............        (751,497)        (411,759)      (2,488,688)      (3,651,944)
Other income and expenses ............               -           (1,250)        (111,101)        (112,351)
                                           -----------      -----------      -----------      -----------

Income (loss) before minority interest        (751,497)        (413,009)      (2,599,789)      (3,764,295)
Minority interest ....................               -                -           82,602           82,602
                                           -----------      -----------      -----------      -----------

Income (loss) before income taxes ....        (751,497)        (413,009)      (2,517,187)      (3,681,693)
Income tax benefit ...................               -                -                -                -
                                           -----------      -----------      -----------      -----------
Net income (loss) - operating ........     $  (751,497)     $  (413,009)     $(2,517,187)     $(3,681,693)
                                           ===========      ===========      ===========      ===========

As of September 30, 2000
Total assets .........................     $ 1,902,800      $   259,540      $ 1,718,182      $ 3,880,522
Total liabilities * ..................       7,512,126          672,549       (3,352,941)       4,831,734
Total equity .........................      (5,666,691)        (413,009)       5,128,488         (951,212)

* Includes intercompany payables and receivables which are eliminated in consolidation.




Note 5 - Gain on Sale of Entertainment Segment

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


Gross Proceeds ................................     $3,800,000
     Less:
     Basis of Assets and Production Rights Sold        628,431
     Commission paid on sale to related party .        195,000
     Expenses of Sale .........................         27,939
     Income Tax ...............................      1,048,137
                                                    ----------
Gain on Sale of Entertainment Segment .........     $1,900,493
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

Note 6 - Comprehensive Income

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

Note 7 - Accounts Receivable, Net

Corporate & Other

                                         Fiscal Year Ended
                                 ----------------------------------
                                    September 30,  September 30,
                                        2001          2000
                                      -------       -------
Accounts receivable - employees ...    26,056        71,615
Accounts receivable - other .......    10,105        26,574
                                      -------       -------
Total accounts receivable, net ....   $36,161       $98,189
                                      =======       =======


Gaming Segment

                                          Fiscal Year Ended
                                  ----------------------------------
                                     September 30,   September 30,
                                         2001           2000
                                       --------       --------
Accounts receivable - trade ........   $ 33,209       $ 89,692
  Allowance for doubtful accounts...          -              -
                                       --------       --------
Net accounts receivable - trade ....     33,209         89,692

Accounts receivable - employees ....     10,374         46,930
Accounts receivable - other ........          -        209,000
                                       --------       --------
Total accounts receivable, net .....   $ 43,583       $345,622
                                       ========       ========


Bad debt expense was $0 and $0 in 2001 and 2000, respectively.

Technology Segment

                                             Fiscal Year Ended
                                    --------------------------------
                                      September 30,    September 30,
                                          2001            2000
                                       --------        --------
Accounts receivable - trade ........   $ 15,893        $ 21,443
  Allowance for doubtful accounts...     (5,640)              -
                                       --------        --------
Net accounts receivable - trade ....     10,253          21,443

Accounts receivable - employees ....        466           1,500
Accounts receivable - other ........          -               -
                                       --------        --------
Total accounts receivable, net .....   $ 10,719        $ 22,943
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

Note 8 - Inventory

         Inventory consists of:

                             Fiscal Year Ended
                       -----------------------------
                       September 30,   September 30,
                           2001           2000
                          -------       -------
BBM:
     Work in process....  $28,350       $     -
     Supplies ..........    6,131        12,149
                          -------       -------
                           34,481        12,149
CRC of Tunisia:
     Beverage ..........   22,566        21,760
                          -------       -------
                          $57,047       $33,909
                          =======       =======

Note 9 - Property and Equipment

         Corporate & Other The Company rents its corporate office in Ocean Springs, MS, pursuant to a 5-year lease, which expires in 2002, at a cost of $5,500 per month.

         Depreciation expense for property and equipment for the years ended September 30, 2001 and September 30, 2000 totaled $32,684 and $34,460.

                                        Fiscal Year Ended
                                   -------------------------------
                                    September 30,    September 30,
                                       2001             2000
                                     ---------        ---------
Buildings and improvements ...       $ 239,517        $ 239,517
Equipment ....................         177,202          175,904
Furniture and Fixtures .......          76,863           76,863
                                     ---------        ---------
  Total Property and Equipment         493,582          492,284
Accumulated Depreciation .....        (257,578)        (224,894)
                                     ---------        ---------
Property and equipment, net ..       $ 236,004        $ 267,390
                                     =========        =========


Gaming Segment

                                             Fiscal Year Ended
                                   -----------------------------------
                                     September 30,       September 30,
                                        2001                2000
                                     -----------        -----------
Buildings and improvements ...       $ 1,140,536        $ 1,148,261
Gaming equipment .............         1,404,584          1,404,584
Equipment ....................             7,108                  -
Furniture and Fixtures .......                 -                  -
                                     -----------        -----------
  Total Property and Equipment         2,552,228          2,552,845
Accumulated Depreciation .....        (1,855,335)        (1,504,486)
                                     -----------        -----------
Property and equipment, net ..       $   696,893        $ 1,048,359
                                     ===========        ===========


         Depreciation expense for property and equipment for the years ended September 30, 2001 and September 30, 2000 totaled $350,848 and $543,858.

Technology Segment

                                        Fiscal Year Ended
                                 ----------------------------------
                                   September 30,    September 30,
                                       2001            2000
                                     --------        --------
Buildings and improvements ...       $      -        $      -
Gaming equipment .............              -               -
Equipment ....................         84,190          76,475
Furniture and Fixtures .......          3,500           3,500
                                     --------        --------
  Total Property and Equipment         87,690          79,975
Accumulated Depreciation .....        (23,656)         (7,176)
                                     --------        --------
Property and equipment, net ..       $ 64,034        $ 72,799
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

Note 10 - Related Party Transaction

         Notes and advances receivable include notes and related interest due from officers and stockholders totaling $149,948 and $244,145 at September 30, 2001 and 2000 at interest rates ranging from 6% to 11%. The notes mature from October 1, 1999 to December 31, 2001.

Note 11 - Accrued Expenses and Other Liabilities

                                                 Fiscal Year Ended
                                        ------------------------------------
                                        September 30,        September 30,
                                             2001                2000
                                        ---------------     ----------------
Professional fees ......................   $  45,000        $  75,881
Payroll and payroll taxes...............     225,241          216,912
Interest ...............................         741              741
Sales tax ..............................         145              145
Insurance ..............................      20,936           77,367
Accrued rent ...........................     188,604          271,869
Other ..................................     (32,755)          89,590
                                           ---------        ---------
                                           $ 447,912        $ 732,505
                                           =========        =========

Note 12 - Credit Arrangements

         The Company has a line-of-credit arrangement with a regional bank, which provides for borrowing up to $200,000 with interest at prime plus 1%. This line-of-credit is secured by the accounts receivable of the Company and personally guaranteed by the Company's CEO, John Pilger. At September 30, 2001 and 2000, there were no advances under the line-of-credit.

Note 13 - Long-Term Debt

                                                     Fiscal Year Ended
                                           ------------------------------------
                                            September 30,       September 30,
                                                2001                2000
                                           ----------------    ----------------
Debenture, 6% .............................     $        -       $  128,099
Debenture, zero, discounted at 6% .........              -          710,268
Note payable, zero, discounted at 9.5%.....              -          219,869
Mortgage payable, 11.5% ...................         76,841           82,457
                                                ----------       ----------
  Total debt ..............................         76,841        1,140,693
Less current obligation ...................         76,841          325,342
                                                ----------       ----------
  Total long-term debt ....................     $        -       $  815,351
                                                ==========       ==========



Long-term debt consists of the following:

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

Annual maturities. As of September 30, 2001, annual maturities of long-term debt are as follows:

             Year ending
             -----------
                     2002        $ 76,841
                     2003               -
                     2004               -
                     2005               -
                     2006               -
               Thereafter               -
                                ----------
                                 $ 76,841
                                ==========


Note 14 - Advance Deposit


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

         No timetable for the opening of the casino is determinable. The compact has been signed by the Governor, approved by the Michigan senate and House of Representatives, and recognized as valid by the Secretary of the Interior. The land for the casino has been purchased and site improvements initiated. The contractor has been selected to build the casino. The Bureau of Indian Affairs has indicated that they are prepared to accept the land in trust and approve the casino agreements between Lakes Gaming and the Pokagon Band of Potawatomis upon a favorable outcome in the legal action between Taxpayers of Michigan Against Casinos (T.O.M.A.C.) versus the Bureau of Indian Affairs. Until there is a favorable outcome to this legal action, no timetable for the opening of the casino can be determined. The Company expects an eventual favorable outcome and opening of a casino in New Buffalo, Michigan.

Note 15 - Lease Commitments

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

         At September 30, 2001, the Company was obligated non-cancelable operating leases to make future minimum lease payments as follows:

Year ending
-----------
         2002  $   519,344
         2003      443,444
         2004      426,556
         2005      423,169
         2006      411,792
Thereafter         408,000
              -------------
               $ 2,632,306
              =============



Note 16 - Income Taxes

Income tax expense (benefit) consists of the following:

                               Fiscal Year Ended
                       ---------------------------------
                        September 30,       September 30,
                            2001                2000
                       ------------    -----------------
Currently payable:
  Federal ........               $ -        $       -
  State ..........                 -                -
                         -----------        ---------
Deferred:
  Federal ........        (2,445,311)               -
  State ..........          (349,330)               -
                         -----------        ---------
                         $(2,794,641)       $       -
                         ===========        =========



Income tax expense of discontinued operations is $1,294,641: tax on income from operations $246,504; tax on gain from sale of entertainment segment $1,048,317.

Deferred tax assets and liabilities consist of the following:

                                     Fiscal Year Ended
                             ------------------------------------
                             September 30,       September 30,
                                  2001                2000
                             ---------------    -----------------
Deferred tax asset
     Net operating losses       $ 3,717,075        $ 5,776,000
     Valuation allowance         (1,819,049)        (5,776,000)
                                -----------        -----------
                                  1,898,026                  -

Deferred tax liabilities
     Depreciation expense            20,623                  -
     Deferred revenue ...           377,403                  -
                                -----------        -----------
                                    398,026                  -
    Less: current portion           (10,311)                 -
                                -----------        -----------
                                    387,715                  -
                                -----------        -----------
   Net deferred tax asset       $ 1,510,311                $ -
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

Note 17 - Options and Awards

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

The following table summarizes information related to shares under option and shares available for grant under the Note 16 Company's 1993 and 1997 Plans:

                                               Number of     Weighted Average
                                                Shares        Exercise Price
                                             ------------   ------------------
Options outstanding at September 30, 1999        938,633        $   1.48
  Granted ...............................         20,000            0.30
  Exercised, expired or forfeited .......        (48,000)           2.51
                                                --------        --------
Options outstanding at September 30, 2000        910,633        $   1.07
  Granted ...............................              -               -
  Exercised, expired or forfeited .......        (24,500)           1.97
                                                --------        --------
Options outstanding at September 30, 2001        886,133        $   1.04



The following table summarizes information about stock options under the Company's 1993 and 1997 Plans outstanding at September 30, 2001.

                                            Outstanding                        Exercisable
                          Number of      Weighted Average     Number of      Weighted Average
Range of Exercise Price    Shares         Exercise Price       Shares         Exercise Price
-------------------------------------    ------------------  ------------   -------------------
$0.31 - $0.62............. 487,500            $ 0.41          487,500             $ 0.41

1.00 - 1.94............... 269,333              1.62          269,333               1.62

2.00 - 2.375.............. 106,000              2.02          106,000               2.02

3.13 - 3.75...............  23,300              3.12           23,300               3.12

                         ------------    ------------------  ------------   -------------------
                           886,133            $ 1.04          886,133             $ 1.04
                         ============    ==================  ============   ===================


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

Had the Company accounted for these plans under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                      Fiscal Year Ended
                                              --------------------------------
                                                September 30,    September 30,
                                                    2001             2000
                                              ---------------  ---------------
                                                       (As restated)
Net income (loss) - Operating
  As reported .........................       $    62,980        $  (3,681,693)
  Pro forma ...........................       $  (142,847)       $  (3,831,693)

Net income (loss) - Operating Per Share
  Basic and Diluted
  As reported .........................       $      0.01        $       (0.30)
  Pro forma ...........................       $     (0.01)       $       (0.31)

Note 18 - Other Receivable

         The Company incurred approximately $600,000 in expenses in pursuit of a Cherokee Indian gaming venture with Harrah's (NYSE: HET) in Cherokee, North Carolina and ultimately, Harrah's was awarded a casino management agreement with the Eastern Band of Cherokee Indians. Concurrent with the pursuit of this North Carolina venture, the Company and Harrah's entered into a partnership agreement to build and manage the future Michigan casino with the Pokagon Indians. (The Company subsequently sought a new venture partner in Lakes Gaming and that new agreement with Lakes Gaming is fully described in Note 14.) In return for the Company to originally pursue the Michigan venture with Harrah's, Harrah's agreed to reimburse the $600,000 related to the North Carolina venture.

         During 1998, Harrah's terminated its agreement with the Pokagon tribe, and the Company pursued legal remedies to recover the $600,000 in expenses from Harrah's. This receivable was fully reserved for in fiscal year ending September 30, 1998.

         A Minnesota trial court dismissed the Company's civil suit against Harrah's on May 24, 1999 for lack of jurisdiction. The Company appealed this decision to the Eighth Circuit U.S. Court of Appeals and on March 13, 2001, the Appeals Court reversed the decision and remanded the Company's suit against Harrah's back to District Court. The original facts and circumstances again exist for the Company to expect to recover this receivable, thus, the Company has reversed its allowance for doubtful accounts of $600,000. Please see also,
Note 20 - Subsequent Events, for additional information regarding this receivable.

Note 19 - Contingent Liability

         As part of the consideration given for the assets purchased from Raw Data, Inc., BounceBackMedia.com, Inc., issued a non-interest bearing note for $65,000 due when and if BounceBackMedia.com, Inc., reached $8,000,000 in revenue on a cumulative basis within its first two years. The $65,000 note payable was not recorded since BounceBackMedia.com, Inc., achieving $8,000,000 in revenue on a cumulative basis within its first two years is not probable. BBM's cumulative revenues through September 30, 2001 were approximately $760,000.

Note 20- Commitments and Contingencies

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

Note 21-Subsequent Events

         In April 1998, the Company's Board of Directors approved a stock repurchase program allowing for the purchase of up to $1.5 million shares of the Company's outstanding common stock. On October 5, 2001, the Company purchased 35,000 shares of BBTC outstanding stock. Prior to October 5, 2001, 191,050 shares had been purchased and subsequently retired.

         On December 11, 2001 the Company issued a press release and a Form 8-K with respect to a civil complaint "Kevin M. Kean pltf vs. John J. Pilger; et al, including BounceBackTechnologies.com dfts", filed by Kevin M Kean in Jackson County, Mississippi Circuit Court, against the Company and each of the members of its Board of Directors on November 21, 2001. Additionally, the Company received on November 28, 2001 from Kevin M. Kean, a shareholder, a notice of demand that the Board of Directors of the Company initiate actions to rectify alleged wrong doing committed by certain officers and directors of the Company.

         On March 22, 2002, the United States District Court, District of Minnesota, rejected all but one of the motions made by Harrah's (NYSE-HET) to dismiss various counts in a complaint filed by the Company against Harrah's and certain of its officers. The complaint concerns the 1995 and 1996 agreements between the Company and Harrah's to jointly develop and manage gaming facilities for the Pokagon band of Potawatomi Indians in Michigan and Indiana. Judge Ann Montgomery left standing the Company's claims for breach of contract, breach of fiduciary duty and accounting under partnership law and claims against certain officers of Harrah's for aiding and abetting the alleged inappropriate activities by Harrah's. The court dismissed the Company's claim for tortuous interference with contract. The court specifically found that "the relationship between [the Company] and Harrah's constitutes a partnership or joint venture."

         On Friday, March 29, 2002, Washington D.C. Federal District Court Judge James Robertson dismissed the majority of claims in a lawsuit against the U.S. Department of the Interior, which was brought by Taxpayers of Michigan Against Casinos ("TOMAC"). The lawsuit alleged that the Pokagon Band of Potawatomi Indians of Michigan did not fit the established criteria of a tribe entitled to operate a casino. It also alleged that the Department of Interior did not act properly when it took 675 acres of land in southwestern Michigan, located in New Buffalo Township, into trust for the tribe. The single issue Judge Robertsons' opinion did not resolve concerns TOMAC's allegation that the Department of Interior took the Pokagon's land into trust before a proper environmental impact study was completed. Judge Robertson has scheduled oral argument regarding this issue for May 2. If it is permitted to move forward, the tribe intends to build a $160 million casino on 51 of the 675 acres taken into trust. The tribe also plans to include a hotel and restaurant in addition to its 150,000 square feet of gaming space.

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


                                            SUMMARY COMPENSATION TABLE

                                                                         Other    Restricted  Securities
                                                                        Annual      Stock     Underlying     All Other
                                 Fiscal    Salary          Bonus         Comp.      Awards      Options     Compensation
Name and Principal Position (1)   Year       ($)            ($)           ($)        ($)          (#)           ($)
----------------------------------------  ----------     -----------   ---------- ----------- ------------ ---------------
John J. Pilger (2)..............  2001      268,001  (3)     85,000  (4)  -0-         -0-         -0-          390,306   (5)
  Chief Executive Officer         2000      253,845  (6)     -0-          -0-         -0-         -0-          165,306   (7)
                                  1999      486,396  (8)    161,000  (9)  -0-         -0-         -0-            -0-

Dennis Evans....................  2001      150,238  (10)    -0-          -0-         -0-         -0-            -0-
  Director of Corporate           2000      123,580  (10)    -0-          -0-         -0-         -0-            -0-
     Marketing                    1999       13,846  (10)    -0-          -0-         -0-         -0-           69,000  (10)


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

                                                                                  Number of Shares           Percentage of
Name of Beneficial Owner                                                        Beneficially Owned (1)     Outstanding Shares
------------------------------------------------------------------------------------------------------     -------------------
John J. Pilger.............................................                        1,964,018    (2)                 16.2%
Noreen Pollman.............................................                          155,000    (3)                  1.2%
John W. Steiner............................................                          111,975    (4)                   *%
Dr. Timothy Murphy.........................................                           51,756    (5)                   *%
Dennis Evans...............................................                           95,100    (6)                   *%
Robert J. Allen............................................                          170,338    (7)                  1.4%
Kevin M. Kean..............................................                        1,400,944    (8)                 11.5%
All Directors and Executive Officers as a group (6 Persons)                        2,548,187    (9)                 21.0%

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

8) Includes 70,000 shares of Common Stock deemed beneficially owned pursuant to an option, which is immediately exercisable. Mr. Kean has granted an irrevocable proxy with respect to 1,330,944 shares of the Company's Common Stock to John J. Pilger until such time as Mr. Kean sells or transfers such shares to an unaffiliated third party in a bona fide transaction. Mr. Kean's last known address is 2644 E. Lakeshore Drive, Baton Rouge, Louisiana 70808.

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

                                                   AGGREGATED OPTION EXERCISES
                                             AND FISCAL 2001 YEAR-END OPTION VALUES

                                                         NUMBER OF SECURITIES                    VALUE OF UNEXERCISED
                       SHARES                           UNDERLYING UNEXERCISED                      IN-THE-MONEY
                    ACQUIRED ON       VALUE             OPTIONS AT 9/30/01 (#)                  OPTIONS AT 9/30/01 ($)
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

10.97 Consulting Agreement, between the Company and Noreen Pollman, dated February 15, 1998 (10)

10.99 John J. Pilger Executive Employment Agreement Golden Parachute, between the Company and John J. Pilger, dated March 9, 1998 (10)

10.100 Amendment to Employment Agreement, between the Company and John J. Pilger, dated April 3, 1998 (10)

10.106 Agreement to Amend and Restate Debenture by and between the Company and Roy Anderson Holding Corp. Dated December 31, 1999 (11)

10.107 Asset Purchase Agreement by and among the Company, BounceBackMedia.com, Inc., Digital Development & Distribution, LLC and Roger Birks, dated December 31, 1999 (11)

10.108 Employment Agreement by and among the Company, BounceBackMedia.com, Inc., Digital Development & Distribution, LLC and Roger Birks, dated December 31, 1999 (11)

10.110 Letter of Intent to purchase Country Tonite made by and between the Company, CRC of Branson, Inc., Country Tonite Enterprises, Inc., and On Stage Entertainment, Inc. dated November 21, 2000. (15)

10.111 Escrow Agreement between Company, On Stage Entertainment, Inc. and Schnader Harrison Segal & Lewis, LLP, dated November 21, 2000. (15)

10.112 Letter amending Debenture Two between Company and Roy Anderson Holding Corp. dated November 20, 2000. (15)

10.113 Notice of Election to exercise 300,000 stock options between Company and Roy Anderson Holding Corp. dated April 28, 2000 with closing May 26, 2000. (15)

10.114 Asset Purchase Agreement made by and between the Company, CRC of Branson, Inc., Country Tonite Enterprises, Inc., and On Stage Entertainment, Inc., dated January 25, 2001.(16)

10.115 Secured Promissory Note made by and between the Company, CRC of Branson, Inc., Country Tonite Enterprises, Inc., and On Stage Entertainment, Inc., dated January 31, 2001. (16)

10.116 Closing Agreement made by and between the Company, CRC of Branson, Inc., Country Tonite Enterprises, Inc., On Stage Entertainment, Inc., dated January 31, 2001. (16)

10.117 Security Agreement made by and between the Company, CRC of Branson, Inc., Country Tonite Enterprises, Inc., On Stage Entertainment, Inc., dated January 31, 2001. (16)

10.118 Secured Short-Term Note made by and between the Company, CRC of Branson, Inc., Country Tonite Enterprises, Inc., On Stage Entertainment, Inc., dated January 31, 2001. (16)

10.119 Civil Suit "Kevin M. Kean pltf vs. John J. Pilger; et al, including BounceBack Technologies.com dfts", filed in Jackson County, Mississippi Circuit Court, on November 21, 2001. (17)

10.120 Demand letter by Kevin M. Kean issued through legal counsel to the Board of Directors of the Company. Press Release of
         BounceBackTechnologies.com, Inc. dated December 11, 2001. (17)

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

                                         BOUNCEBACKTECHNOLOGIES.COM, INC.


April 30, 2002                             By: s/ John J. Pilger
                                               ------------------
                                               John J. Pilger,
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                         SIGNATURE AND TITLE

April 30, 2002                           s/ John J. Pilger
                                         ---------------------------------------
                                         John J. Pilger, Chief Executive
                                         Officer, President and Chairman of the
                                         Board of Directors ("principal
                                         executive officer")

April 30, 2002                           s/John J. Pilger
                                         ---------------------------------------
                                         Chief Financial Officer and Chief
                                         Accounting Officer ("principal
                                         financial and accounting officer")

April 30, 2002                           s/Noreen Pollman
                                         ---------------------------------------
                                         Noreen Pollman, Secretary and Director

April 30, 2002                           s/Dennis Evans
                                         ---------------------------------------
                                         Dennis Evans, Vice President of
                                         Marketing and Director

April 30, 2002                           s/Robert J. Allen
                                         ---------------------------------------
                                         Robert J. Allen, Director

April 30, 2002                           s/Jeffrey Abel
                                         ---------------------------------------
                                         Jeffrey Abel, Director

April 30, 2002                           s/Jason Pilger
                                         ---------------------------------------
                                         Jason Pilger, Director