Form 10QSB/A
period 2001-12-31
BOUNCEBACKTECHNOLOGIES COM INC
filed 2002-05-15
CIK 899778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10-QSB/A

                                   (Mark One)

[X] AMENDEDMENT NO. 1 TO QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             707 Bienville Boulevard
                      Ocean Springs, Mississippi 39564-2842
                      -------------------------------------
                     (Address of principal executive office)

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

As of February 11, 2002, 12,452,871 Shares of Common Stock, $0.01 par value, of the Company were outstanding.

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Exhibits and Reports on Form 8-K


SIGNATURES

                                               BOUNCEBACKTECHNOLOGIES.COM, INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        ASSETS                             December 31,        September 30,
                                                                                              2001                  2001
                                                                                         ------------           ------------
                                                                                          (Unaudited)            (Audited)
                                                                                          (As Restated)         (As Restated)
Current assets:
     Cash and cash equivalents .....................................................     $  1,421,093           $  1,863,359
     Accounts receivable - net .....................................................           56,350                 90,463
     Inventory .....................................................................           60,368                 57,047
     Prepaid expenses ..............................................................           44,464                 95,818
                                                                                         ------------           ------------
               Total current assets ................................................        1,582,275              2,106,687

Deferred income taxes ..............................................................        1,710,311              1,510,311
Property and equipment - net .......................................................          957,860                996,931
Goodwill, net ......................................................................                -                 22,900
Other receivable ...................................................................          600,000                600,000
Notes receivable - related parties, net ............................................           65,013                149,948
Deferred Charges ...................................................................           93,750                      -
Other assets .......................................................................           30,287                 30,287
                                                                                         ------------           ------------
                         Total assets ..............................................     $  5,039,496           $  5,417,064
                                                                                         ============           ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..............................................................     $    299,729           $    337,765
     Current maturities of long-term debt ..........................................          106,248                 76,841
     Accrued gaming tax ............................................................        1,104,608              1,074,499
     Accrued expenses and other liabilities ........................................          672,024                447,913
     Deferred income taxes .........................................................           10,311                 10,311
                                                                                         ------------           ------------
               Total current liabilities ...........................................        2,192,920              1,947,329

Long-term debt, less current maturities ............................................           15,096                      -
Advance deposit ....................................................................        2,000,000              2,000,000
Minority interest ..................................................................                -                      -
Stockholders' equity:
     Preferred stock, 8% cumulative, $.01 par value; 5,000,000 shares authorized;
          none issued and outstanding ..............................................                -                      -
     Common stock, $.01 par value; 30,000,000 shares authorized; 12,452,871
          issued and outstanding as of December 31 and September 30, 2001...........          113,529                113,879
     Additional paid-in capital ....................................................       23,163,093             23,165,749
     Retained earnings .............................................................      (22,444,691)           (21,809,893)
     Accumulated comprehensive income ..............................................             (451)                     -
                                                                                         ------------           ------------
               Total stockholders' equity ..........................................          831,480              1,469,735
                                                                                         ------------           ------------
                         Total liabilities and stockholders' equity.................     $  5,039,496           $  5,417,064
                                                                                         ============           ============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      BOUNCEBACKTECHNOLOGIES.COM, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)

                                                                              Three Months Ended
                                                                      ------------------------------------
                                                                      December 31,           December 31,
                                                                           2001                   2000
                                                                      ------------           ------------
Operating Revenues:
     Gaming segment ........................................          $    540,208           $    450,690
     Technology sales ......................................                 8,557                 92,952
     Management fees .......................................                     -                      -
                                                                      ------------           ------------
          Total revenue ....................................               548,765                543,642
Operating Expenses:
     Gaming cost of sales ..................................                97,950                 71,268
     Gaming selling, general and administrative expenses ...               672,742                471,698
     Technology cost of sales ..............................                 6,677                 56,855
     Technology selling, general and administrative expenses                33,017                147,609
     Corporate selling, general and administrative expenses                586,244                476,330
                                                                      ------------           ------------
          Total operating expenses .........................             1,396,630              1,223,760
                                                                      ------------           ------------
Operating loss .............................................              (847,865)              (680,118)
Other Income and Expenses:
     Other income ..........................................                  (173)                 3,735
     Interest income .......................................                12,126                 18,669
     Interest expense ......................................               (29,052)                     -
                                                                      ------------           ------------
          Total other income and expenses ..................               (17,099)                22,404
                                                                      ------------           ------------

Loss before minority interest ..............................              (864,964)              (657,714)
     Minority interest .....................................                     -                 22,302
                                                                      ------------           ------------
Loss before income taxes ...................................              (864,964)              (635,412)
     Income tax benefit ....................................               200,000                      -
                                                                      ------------           ------------
Net loss - Operating .......................................              (664,964)              (635,412)
                                                                      ------------           ------------

Discontinued Operations:
     Income from entertainment segment .....................                     -                760,727
                                                                      ------------           ------------
Net income - Discontinued Operations .......................                     -                760,727
                                                                      ------------           ------------
Net income (loss) ..........................................          $   (664,964)          $    125,315
                                                                      ============           ============

Net income (loss) per Share - Basic and Diluted
     Operating loss ........................................          $      (0.05)          $      (0.05)
     Discontinued operations ...............................          $          -           $       0.06
                                                                      ------------           ------------
Net Income (Loss) Per Share ................................          $      (0.05)          $       0.01
                                                                      ============           ============

     Weighted average common shares outstanding ............            12,474,830             12,359,726





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                              BOUNCEBACKTECHNOLOGIES.COM, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)

                                                                                                  Three Months Ended
                                                                                          ---------------------------------
                                                                                             December 31,       December 31,
                                                                                                 2001               2000
                                                                                          -----------           -----------
Operating Activities:
Net income (loss) ..............................................................          $  (664,964)          $   125,315
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization .............................................              119,954               146,450
     Deferred income taxes benefit .............................................             (200,000)                    -
     Provisions for doubtful accounts ..........................................                1,088                 7,862
     Amortization of discount upon conversion of convertible debentures ........                    -                17,885
     Minority interest .........................................................                    -               (22,302)
     Net change in working capital accounts ....................................              263,335               (28,122)
                                                                                          -----------           -----------
Net cash provided by (used in) operating activities ............................             (480,587)              247,088

Investing activities:
Purchase of property and equipment .............................................                    -                (3,240)
Decrease (increase) in due to related party ....................................               41,326                41,327
                                                                                          -----------           -----------
Net cash provided by investing activities ......................................               41,326                38,087

Financing Activities:
Repayment of short-term borrowings .............................................                    -              (210,163)
Capital stock repurchase .......................................................               (3,006)                    -
                                                                                          -----------           -----------
Net cash used in financing activities ..........................................               (3,006)             (210,163)

Cash flows used in operations ..................................................             (442,267)               75,012
                                                                                          -----------           -----------

Cash flows from discontinued operations:
Entertainment segment ..........................................................                    -               122,297
                                                                                          -----------           -----------
Net cash provided by discontinued operations ...................................                    -               122,297
                                                                                          -----------           -----------

Net increase (decrease) in cash ................................................             (442,267)              197,309
Cash at beginning of period ....................................................            1,863,359               509,374
                                                                                          -----------           -----------
          Cash at end of period ................................................          $ 1,421,092           $   706,683
                                                                                          ===========           ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest expense ...............................................          $     2,286           $     4,065
  Cash paid for income taxes ...................................................          $         -           $         -

Disclosure of non-cash financing and investing activities:
  Common stock issued on conversion of debentures ..............................          $         -           $   629,378


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

Note 1 - Restatement

         As more fully described below, the restatement relates to the following items: 1. To reclassify an advance payment received on a management contract as an advance payment and not deferred revenue. 2. To correct the accounting treatment of deferred costs related to the management contract. 3. To remove a contingent liability and related goodwill from the balance sheet related to the acquisition of the assets of Raw Data, Inc. 4. To provide a reconciliation of assets and income of the business segments of the Company. 5. To include outstanding shares of common stock held in escrow as collateral as part of Stockholders' Equity. 6. To supplement related party disclosures for deferred charges and note receivable. 7. To add a subsequent event footnote regarding Harrah's litigation occurring on March 22, 2002 and the litigation affecting the opening of the Michigan casino occurring on March 29, 2002.

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

6. The Company has supplemented its disclosures regarding related-party transactions. Please see Notes 6 and 7, Note Receivable - Related Party and Deferred Charges - Related Party.

7. Since the Company's original filing of its financial statements on February 14, 2002, there has been a significant development in the Harrah's and TOMAC litigation. The Company has detailed these events in a subsequent event footnote in these restated financial statements.

     As a result, the Company's condensed consolidated financial statements as of December 31, 2001 have been restated from amounts previously reported. A summary of the principle effects of the restatement is as follows: (Please note: those line items for which no change in amounts are shown were not affected by the restatement.)

                                                                                                        December 31,
                                                                                     December 31,           2001
                                                                                         2001           As Previously
                                                                                      As Restated         Reported
                                                                                    ----------------   ----------------
Current assets .................................................................    $  1,582,275        $  1,582,275
Other assets ...................................................................       3,457,221           4,513,712
                                                                                    ------------        ------------
  Total assets .................................................................    $  5,039,496        $  6,095,987
                                                                                    ============        ============

Current liabilities ............................................................    $  2,192,920        $  2,192,920
Other liabilities ..............................................................       2,015,096           2,015,096
Stockholder's equity ...........................................................         831,480           1,887,971
                                                                                    ------------        ------------
  Total liabilities and Stockholder's equity ...................................    $  5,039,496        $  6,095,987
                                                                                    ============        ============

                                                                                                       September 30,
                                                                                     September 30,         2001
                                                                                        2001           As Previously
                                                                                     As Restated         Reported
                                                                                   ----------------   ----------------
Current assets .................................................................    $  2,106,687        $  2,106,687
Other assets ...................................................................       3,310,377           4,431,868
                                                                                    ------------        ------------
  Total assets .................................................................    $  5,417,064        $  6,538,555
                                                                                    ============        ============

Current liabilities ............................................................    $  1,947,329        $  2,012,329
Other liabilities ..............................................................       2,000,000           2,000,000
Stockholder's equity ...........................................................       1,469,735           2,526,226
                                                                                    ------------        ------------
  Total liabilities and Stockholder's equity ...................................    $  5,417,064        $  6,538,555
                                                                                    ============        ============

                                                                                                       September 30,
                                                                                     September 30,         2001
                                                                                        2001           As Previously
                                                                                     As Restated         Reported
                                                                                   ----------------   ----------------
Operating revenues .............................................................    $  3,360,095        $  3,360,095
Operating expenses .............................................................       6,098,637           5,042,146
                                                                                    ------------        ------------
Operating profit ...............................................................      (2,738,542)         (1,682,051)
Other income and expenses ......................................................           6,881               6,881
                                                                                    ------------        ------------
    Loss before minority interest ..............................................      (2,731,661)         (1,675,170)
Minority interest ..............................................................               -                   -
                                                                                    ------------        ------------
    Loss before income taxes ...................................................      (2,731,661)         (1,675,170)
Provision for income taxes .....................................................       2,794,641           2,794,641
                                                                                    ------------        ------------
       Net loss - Operating ....................................................    $     62,980        $  1,119,471

     Net income - Discontinued .................................................       2,354,924           2,354,924
                                                                                    ------------        ------------

          Net income (loss) ....................................................    $  2,417,904        $  3,474,395
                                                                                    ============        ============

Net income (loss) per Share - Basic and Diluted
     Operating income (loss) ...................................................    $       0.01        $       0.09
     Discontinued operations ...................................................            0.19                0.19
                                                                                    ------------        ------------
Net Income (Loss) Per Share ....................................................    $       0.20        $       0.28
                                                                                    ============        ============

Weighted average common shares outstanding .....................................      12,474,830          12,296,720




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

Note 3 - Earning Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                                                                   Three Months Ended
                                                                           ------------------------------------
                                                                            December 31,            December 31,
                                                                               2001                    2000
                                                                            ----------           ------------
                                                                            (Unaudited)             (Unaudited)
Numerator:
     Operating loss ..............................................          $ (664,964)          $   (635,412)
     Discontinued operations .....................................                   -                760,727
                                                                            ----------           ------------
     Net income (loss) ...........................................            (664,964)               125,315

     Numerator for basic earnings (loss) per share - income (loss)
          available to common stockholders .......................          $ (664,964)          $    125,315
     Effect of diluted securities ................................                   -                      -
                                                                            ----------           ------------
     Numerator for diluted earnings (loss) per share-
          income (loss) available to common stockholders after
               assumed conversions ...............................          $ (664,964)          $    125,315
                                                                            ==========           ============

Denominator:
     Denominator for basic earnings per share -
          weighted - average shares ..............................          12,452,871             12,359,726
     Effect of dilutive securities
          Employee stock options .................................                   -                      -
                                                                            ----------           ------------
     Dilutive potential common shares ............................                   -                      -
                                                                            ----------           ------------
     Denominator for diluted earnings per share -
          adjusted weighted - average shares and
               assumed conversions ...............................          12,452,871             12,359,726
                                                                            ==========           ============

     Net income (loss) per Share - Basic and Diluted
          Operating income (loss) ................................          $    (0.05)          $      (0.05)
          Discontinued operations ................................                   -                   0.06
                                                                            ----------           ------------
          Net income (loss) ......................................          $    (0.05)          $       0.01
                                                                            ==========           ============


Note 4 - Segment Information

Gaming Segment

         The Company, through its 85%-owned subsidiary, CRC of Tunisia, S.A., leases and operates a casino and 500-seat theatre in Sousse, Tunisia, North Africa. The 42,000-square foot casino resort, which opened October 18, 1997, has over 10,000 square feet of gaming space with approximately 281 slot machines and 21 table games. CRC of Tunisia also operates a gourmet restaurant, gift shop and additional food and bar service on the property.
Note 4 - Segment Information (Continued)

Technology Segment

         Through its 80%-owned subsidiary, BounceBack Media.com, Inc., the Company acquired all of the assets of Raw Data Inc. a privately owned California company focused on the development, sales and distribution of e-commerce business solutions through direct advertising of mini CD's used by business and consumers to link potential customers to web sites and e-commerce centers. BounceBackMedia.com, Inc., commenced operations on December 31, 1999 when it purchased all the assets of Raw Data Corp. for $85,000 cash, a non-interest bearing note for $65,000 due when and if BounceBackMedia.com, Inc., reached

$8,000,000 in revenue on a cumulative basis within its first two years and 20% of BounceBackMedia.com, Inc., common stock. The Company recognized $81,500 in goodwill. The $65,000 note payable was not recorded since BounceBackMedia.com, Inc., achieving $8,000,000 in revenue on a cumulative basis within its first two years was not probable.

         BBM's business strategy includes development of interactive promotional messages delivered digitally through various storage media, including CD-Rom and the Internet. The thrust of BBM's business to date has been derived from U.S. companies who are desirous of testing mini CD-Rom products under various application formats in order increments ranging from 1,000 to 10,000 units.

         In order to attempt to stimulate BBM's business operations, management is expanding BBM's product line - services to include website development and web hosting. BBM's strategy is geared to offering a comprehensive array of media services, which the Company hopes will attract a broad mainstream customer base of business clients. To that end, BBM is test marketing several integrated communication packages at competitive rates.

Summary

Three Months Ended
     December 31, 2001                  Gaming              Technology          Corp. & Other            Total
------------------------------------------------------------------------------------------------------------------
Total Revenue ....................       540,208                 8,557                     -               548,765

Cost of sales ....................        97,950                 6,677                     -               104,627
Selling, general and .............             -
  administrative expenses ........       672,742                33,017                     -               705,759
Corporate unallocated costs ......             -                     -               586,244               586,244
                                     -----------           -----------           -----------           -----------
Total Expenses ...................       770,692                39,694               586,244             1,396,630

Operating income (loss) ..........      (230,484)              (31,137)             (586,244)             (847,865)
Other income and expenses ........             -               (11,274)               (5,825)              (17,099)
                                     -----------           -----------           -----------           -----------
Loss before income taxes .........      (230,484)              (42,411)             (592,069)             (864,964)
Income tax benefit ...............             -                     -               200,000               200,000
                                     -----------           -----------           -----------           -----------
        Net loss - operating......   $  (230,484)          $   (42,411)          $  (392,069)          $  (664,964)
                                     ===========           ===========           ===========           ===========

As of December 31, 2001
Total assets .....................   $ 1,187,597           $   166,567           $ 3,685,332           $ 5,039,496
Total liabilities * ..............     8,357,958               981,347            (5,131,289)            4,208,016
Total equity .....................    (7,170,361)             (814,780)            8,816,621               831,480


* Includes intercompany payables and receivables which are eliminated in consolidation.



Note 4 - Segment Information (Continued)

Summary (Continued)

As of September 30, 2001
Total assets .................................................. $ 1,317,776      $   208,559      $ 3,890,729       $ 5,417,064
Total liabilities * ...........................................   8,167,603          980,910       (5,201,184)        3,947,329
Total equity ..................................................  (6,849,827)        (772,351)       9,091,913         1,469,735

Three Months Ended
December 31, 2000                                                   Gaming       Technology       Corp. & Other         Total
                                                                -----------      -----------      -----------       -----------

Total Revenue .................................................     450,690           92,952                -           543,642

Cost of sales .................................................      71,268           56,855                -           128,123
Selling, general and ..........................................           -
  administrative expenses .....................................     471,698          147,609                -           619,307
Corporate unallocated costs ...................................           -                -          476,330           476,330
                                                                -----------      -----------      -----------       -----------
Total Expenses ................................................     542,966          204,464          476,330         1,223,760

Operating income (loss) .......................................     (92,276)        (111,512)        (476,330)         (680,118)
Other income and expenses .....................................           -                -           22,404            22,404
                                                                -----------      -----------      -----------       -----------

Loss before minority interest .................................     (92,276)        (111,512)        (453,926)         (657,714)
Minority interest .............................................           -                -           22,302            22,302
                                                                -----------      -----------      -----------       -----------

Loss before income taxes ......................................     (92,276)        (111,512)        (431,624)         (635,412)
Income tax benefit ............................................           -                -                -                 0
                                                                -----------      -----------      -----------       -----------
        Net loss - operating .................................. $   (92,276)     $  (111,512)     $  (431,624)      $  (635,412)
                                                                ===========      ===========      ===========       ===========


Note 5 - Other Receivable

         The Company incurred approximately $600,000 in expenses in pursuit of a Cherokee Indian gaming venture with Harrah's (NYSE: HET) in Cherokee, North Carolina and ultimately, Harrah's was awarded a casino management agreement with the Eastern Band of Cherokee Indians. Concurrent with the pursuit of this North Carolina venture, the Company and Harrah's entered into a partnership agreement to build and manage the future Michigan casino with the Pokagon Indians. (The Company subsequently sought a new venture partner in Lakes Gaming and that new agreement with Lakes Gaming is fully described in Note 9.) In return for the Company to originally pursue the Michigan venture with Harrah's, Harrah's agreed to reimburse the $600,000 related to the North Carolina venture.

         During 1998, Harrah's terminated its agreement with the Pokagon tribe, and the Company pursued legal remedies to recover the $600,000 in expenses from Harrah's. This receivable was fully reserved for in fiscal year ending September 30, 1998.

         A Minnesota trial court dismissed the Company's civil suit against Harrah's on May 24, 1999 for lack of jurisdiction. The Company appealed this decision to the Eighth Circuit U.S. Court of Appeals and on March 13, 2001, the Appeals Court reversed the decision and remanded the Company's suit against Harrah's back to District Court. The original facts and circumstances again exist for the Company to expect to recover this receivable, thus, the Company has reversed its allowance for doubtful accounts of $600,000. Please see also,
Note  12  -  Subsequent  Events,  for  additional   information  regarding  this
receivable.

Note 6 - Note Receivable - Related Party

         On January 12, 1999, John J. Pilger, the Company's CEO, was indebted to the Company in the approximate amount of $500,000 and the Company agreed to forgive this loan, including interest, in three installments over a three-year period, contingent upon the CEO honoring his three-year employment contract with the Company. During December 2001, the Company and the CEO agreed to delay the forgiveness of the second and third installments of the Loan and amended the "Existing Agreement". The Company has agreed to forgive the loan, including any interest accrued thereon, in one payment of $165,306 forgiven on January 1,

2000, one payment of $177,647 forgiven on January 1, 2002 and one payment of $177,647 to be forgiven on January 1, 2003, contingent on the CEO honoring his employment contract, the "Existing Agreement".

Note 7 - Deferred Charges - Related Party

         On April 3, 1998, the Company and its CEO, John J. Pilger, entered into a "Supplementary Employment Agreement" to have its foreign subsidiary, CRC Tunisia, S.A., pay to Mr. Pilger the sum of $125,000 per year, payable in advance, for the services he provides to the foreign subsidiary. Payments for years 1998, 1999 and 2000 were paid to Mr. Pilger when due. The Company and Mr. Pilger entered into a "Memorandum of Understanding" during December 2001 regarding the 2001 and 2002 payments not made to him.

         In that "Memorandum of Understanding", Mr. Pilger and the Company agreed to the following: The obligation of the Company to Mr. Pilger as of December 31, 2001 was $265,200 which includes interest of $15,200, a rate of 8% per annum on the unpaid amounts of $250,000. Mr. Pilger was indebted to the Company at December 31, 2001 in the amount of $44,535, which includes interest of $926, a rate of 8% per annum on the unpaid amounts of $43,609. The net obligation between the Company and Mr. Pilger as of December 31, 2001 was $220,665 in favor of Mr. Pilger. As part of the "Memorandum of Understanding", the following payment schedule was agreed upon: Mr. Pilger agreed to accept and was paid a payment of $80,665 on January 31, 2002 and the balance of $140,000, plus interest at a rate of 8% per annum, is payable monthly commencing February 1, 2002, in payments of $5,000 principal per month, plus interest on the unpaid balance. (Such payments are evidenced by a Promissory Note made by the Company to Mr. Pilger with certain acceleration clauses for payment by the Company). The Company recorded a Deferred Charge of $93,750 regarding this transaction at December 31, 2001.

Note 8 - Long-Term Debt


                                         December 31,       September 30,
                                            2001                2001
                                          --------           --------
Mortgage payable, 11.5%............       $ 79,534           $ 76,841
Note due minority interest,
  zero, no discount................              -                  -
Equipment lease, 12% ..............         41,810                  -
                                          --------           --------
  Total debt ......................        121,344             76,841
Less current obligation............        106,248             76,841
                                          --------           --------
  Total long-term debt ............       $ 15,096           $      -
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


Equipment lease, 12.5%. As of December 31, 2001, the Company reclassified an operating lease to a capital lease. This lease is for the CD cutting machine used by BounceBackMedia. The equipment lease is a three-year lease ending in May of 2003. There is a $1 purchase option at the end of the lease.

Note 9 - Advance Deposit

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



Note 10 - Contingent Liability

         As part of the consideration given for the assets purchased from Raw Data, Inc., BounceBackMedia.com, Inc., issued a non-interest bearing note for $65,000 due when and if BounceBackMedia.com, Inc., reached $8,000,000 in revenue on a cumulative basis within its first two years. The $65,000 note payable was not recorded since BounceBackMedia.com, Inc., achieving $8,000,000 in revenue on a cumulative basis within its first two years was not probable. BBM's cumulative revenues through December 31, 2001 were approximately $770,000. On December 31, 2001 this contingent liability expired, as BBM did not meet contractually defined revenue targets.


Note 11 - Stock Repurchase

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

Note 12 - Subsequent Event

         On January 24, 2002 and January 31, 2002 draws were made on the line of credit totaling $200,000. These draws make the line of credit fully drawn.

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

BOUNCEBACKMEDIA.COM, INC.

         BounceBackMedia.com, Inc., a newly formed subsidiary of the Company, commenced operations on December 31, 1999 when it purchased all the assets of Raw Data Corp. for $85,000 cash, non-interest bearing note for $65,000 due when and if BounceBackMedia.com, Inc., reached $8,000,000 in revenue on a cumulative basis within its first two years, and 20% of BounceBackMedia.com, Inc., common stock. The Company recognized $81,500 in goodwill. The $65,000 note payable was not recorded since BounceBackMedia.com, Inc., achieving $8,000,000 in revenue on a cumulative basis within its first two years, was not probable. On December 31, 2001 this contingent liability expired, as BBM did not meet contractually defined revenue targets.
         Revenues for the three months ended December 31, 2001 were $8,557. Operating expenses for the same period, including cost of goods sold, wages, marketing, promotional expense and office expenses were $39,694. This compares to revenues of $92,952 and operating expenses of $204,464 for the three months ended December 31, 2000. Operating revenues for 2001 were impacted by the relocation to Ocean Springs, Mississippi as well as a change in personnel among other factors. The decrease in operating expenses from 2000 to 2001 is directly related to the reduction in overhead expenses related to the relocation.

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

GAMING, TUNISIA

         Revenue for the three months ended December 31, 2001 was $540,208 compared to $450,690 for the same period in 2000, an increase of $89,518, or 20.0%, which was primarily due to increases in net win from gaming activities, which is the difference between gaming wins and losses. This increase generally offset the decrease in patron count. Operating expenses including project, general and administrative costs, depreciation and cost of sales for the three-month period ending December 31, 2001 increased $227,726 from $542,966 in 2000 to $770,692 in 2001. This increase was primarily due to an increase in legal expenses. The operating loss was ($230,485) for the three months ended December 31, 2001 compared to a loss of ($92,276) for the same period in 2000.

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

INTEREST EXPENSE AND INCOME

         Interest expense totaled $29,052 for the three-month period ended December 31, 2001 compared to $0 for the same period in 2000. The increase of $29,052 was primarily due to the amortization of discounts in prior periods of bonds paid off in August 2001. Interest income for the three-month period ended December 31, 2001 was $12,126 compared to $18,669 for the same period in fiscal 2000, a decrease of $6,543. This decrease is due to a combination of a reduction in interest rates applied to a lower daily average corporate cash balance.

MINORITY INTEREST

         All amounts due from the 20% minority interest of  BounceBackMedia.com,
Inc.  were  eliminated  in  September  of  2001  due  to  continued   losses  of
BounceBackMedia.com, Inc. in this segment.

INCOME TAXES

         The Company recognized a tax benefit of $200,000 for the three-month period ended December 31, 2001 due principally from current net operating loss. The Company's effective tax rates vary from statutory tax rates primarily as a result of net losses of its foreign subsidiary for which there are no tax benefits.

DISCONTINUED OPERATIONS

         No discontinued operations existed during the current three-month period since it was sold January 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001, the Company had cash available domestically of $881,579 compared to $1,313,125 as of September 30, 2001. For the three-month period ending December 31, 2001, the Company received no management fees from CRC of Tunisia, S.A. Although contracted to earn $40,000 per month (a total of $480,000 per year), the management fee is paid on a monthly basis based on sufficient available cash flow from operations. Cash and cash equivalents reflected on the Balance Sheet include cash from the foreign subsidiary of $539,514 and $550,234 at December 31, 2001 and September 30, 2001. Total cash on the Balance Sheet , including domestic and foreign, totals $1,421,093 and $1,863,359 for December 31, 2001 and September 30, 2001.

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

RESTATEMENT

         For purposes of this Form 10-QSB/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the December 31, 2001 Form 10-QSB as originally filed on February 14, 2002 that was affected by the restatement has been amended and restated in its entirety. No attempt has been made in this Form 10-QSB/A to modify or update other disclosures as presented in the original Form 10-QSB except as required to reflect the effects of the restatement.

                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

         The Company initiated a civil suit against Harrah's on September 4, 1998 in United States District Court for District of Minnesota. The Company alleges that Harrah's breached various agreements with the Company and tortuously interfered with the Company's contractual and prospective economic advantage associated with the Pokagon Band of Potawatomi Indians' Management Agreement. The suit further alleges that Harrah's withheld vital business information from the Company. The trial court dismissed the case on May 24, 1999 for lack of jurisdiction stating that the Company's claims were preempted by the Indian Gaming Regulatory Act. Accordingly, the court held that the Company's claims could not be heard in Federal Court. The Company asserted that it had the right to resolve the dispute with Harrah's in some forum and the trial court erred by dismissing the Company's complaint without granting the Company leave to file an amended complaint which would include a claim for an accounting and damages under the Uniform Partnership Act. The Eighth Circuit U.S. Court of Appeals filed its decision March 13, 2001, agreeing with the Company that the Federal District Court of Minnesota erred dismissing the Company's suit against Harrah's and the suit against Harrah's was remanded to the Federal District Court of Minnesota for further proceedings. On May 16, 2001, the U.S. District Court of Minnesota set a retrial scheduling order, which allows the Company's legal representatives to initiate discovery. On October 3, 2001 Harrah's filed a motion to dismiss with the US District Court District of Minnesota claiming that the contract between Harrah's and the Company by its terms precludes the Company from asserting a claim and further that the Company's claims are speculative. The Company and its attorneys plan on vigorously disputing this motion. Pending a favorable ruling by the court relative to such motion, a tentative trial date is set for November, 2002.

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

                              BOUNCBACKTECHNOLOGIES.COM, INC.

February 14, 2002

                              s/ John J. Pilger
                              -----------------
                              John J. Pilger,
                              Chief Executive Officer

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