Form 10QSB
period 2002-03-31
BOUNCEBACKTECHNOLOGIES COM INC
filed 2002-05-15
CIK 899778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

                         Commission file number: 0-22242

                        BOUNCEBACKTECHNOLOGIES.COM, INC.
               (Name of the Small Business Issuer in its Charter)

           Minnesota                                         41-0950482
           ---------                                         ----------
 State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                         Identification No.)

                             707 Bienville Boulevard
                      Ocean Springs, Mississippi 39564-2842
                     (Address of principal executive office)

                    Issuer's telephone number: (228) 872-5558


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [ ] No

As of May 10, 2002, 11,352,871 Shares of Common Stock, $0.01 par value, of the Company were outstanding.

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Exhibits and Reports on Form 8-K


SIGNATURES

                                                 BOUNCEBACKTECHNOLOGIES.COM, INC.
                                              CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        ASSETS                                     March 31,       September 30,
                                                                                                     2002               2001
                                                                                                ------------        ------------
                                                                                                 (Unaudited)          (Audited)
Current assets:
     Cash and cash equivalents ...............................................................  $  1,122,504        $  1,863,359
     Accounts receivable - net ...............................................................        36,529              90,463
     Inventory ...............................................................................        56,985              57,047
     Prepaid expenses ........................................................................       103,501              95,818
                                                                                                ------------        ------------
               Total current assets ..........................................................     1,319,519           2,106,687

Deferred income taxes ........................................................................     1,710,311           1,510,311
Property and equipment - net .................................................................       912,911             996,931
Goodwill, net ................................................................................             -              22,900
Other receivable .............................................................................       600,000             600,000
Notes receivable - related parties, net ......................................................        65,013             149,948
Deferred charges .............................................................................        62,500                   -
Other assets .................................................................................        30,287              30,287
                                                                                                ------------        ------------
                         Total assets ........................................................  $  4,700,541        $  5,417,064
                                                                                                ============        ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ........................................................................  $    285,785        $    337,765
     Current maturities of long-term debt ....................................................       305,925              76,841
     Accrued gaming tax ......................................................................     1,129,054           1,074,499
     Accrued expenses and other liabilities ..................................................       742,155             447,913
     Deferred income taxes ...................................................................        10,311              10,311
                                                                                                ------------        ------------
               Total current liabilities .....................................................     2,473,230           1,947,329

Long-term debt, less current maturities ......................................................         7,371                   -
Advance deposit ..............................................................................     2,000,000           2,000,000
Minority interest ............................................................................             -                   -
Stockholders' equity:
     Preferred stock, 8% cumulative, $.01 par value; 5,000,000 shares authorized;
          none issued and outstanding ........................................................             -                   -
     Common stock, $.01 par value; 30,000,000 shares authorized; 11,352,871 and 12,487,871
          issued and outstanding as of March 31, 2002 and September 30, 2001 .................       113,529             113,879
     Additional paid-in capital ..............................................................    23,163,103          23,165,749
     Retained earnings .......................................................................   (23,055,601)        (21,809,893)
     Accumulated comprehensive income ........................................................        (1,091)                  -
                                                                                                ------------        ------------
               Total stockholders' equity ....................................................       219,940           1,469,735
                                                                                                ------------        ------------
                         Total liabilities and stockholders' equity ..........................  $  4,700,541        $  5,417,064
                                                                                                ============        ============


                The accompanying notes are an integral part of these condensed consolidated financial statements.



                                                BOUNCEBACKTECHNOLOGIES.COM, INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (UNAUDITED)


                                                                          Three Months Ended                 Six Months Ended
                                                                    ----------------------------      ----------------------------
                                                                      March 31,       March 31,          March 31,        March 31,
                                                                        2002             2001              2002              2001
                                                                    ------------    ------------      ------------    ------------
Operating Revenues:
     Gaming segment ...........................................     $    418,562    $    877,947      $    958,770    $  1,328,637
     Technology sales .........................................            8,774         113,938            17,331         206,890
     Management fees ..........................................                -               -                 -               -
                                                                    ------------    ------------      ------------    ------------
          Total revenue .......................................          427,336         991,885           976,101       1,535,527
Operating Expenses:
     Gaming cost of sales .....................................          108,038         126,993           205,988         198,261
     Gaming selling, general and administrative expenses ......          528,307         715,398         1,201,049       1,187,096
     Technology cost of sales .................................            6,364          42,802            13,041          99,657
     Technology selling, general and administrative expenses ..           23,511         132,297            56,528         279,906
     Corporate selling, general and administrative expenses ...          372,574         573,291           958,818       1,049,621
                                                                    ------------    ------------      ------------    ------------
          Total operating expenses ............................        1,038,794       1,590,781         2,435,424       2,814,541
                                                                    ------------    ------------      ------------    ------------
Operating loss ................................................         (611,458)       (598,896)       (1,459,323)     (1,279,014)
Other Income and Expenses:
     Other income .............................................                -           3,734              (173)          7,470
     Interest income ..........................................            3,729          (9,955)           15,855           8,714
     Interest expense .........................................           (3,181)         (3,185)          (32,233)         (3,185)
                                                                    ------------    ------------      ------------    ------------
          Total other income and expenses .....................              548          (9,406)          (16,551)         12,999
                                                                    ------------    ------------      ------------    ------------

Loss before minority interest .................................         (610,910)       (608,302)       (1,475,874)     (1,266,015)
     Minority interest ........................................                -          12,233                 -          34,535
                                                                    ------------    ------------      ------------    ------------
Loss before income taxes ......................................         (610,910)       (596,069)       (1,475,874)     (1,231,480)
     Income tax benefit .......................................                -       1,862,222           200,000       1,862,222
                                                                    ------------    ------------      ------------    ------------
Net Income (Loss) - Operating .................................         (610,910)      1,266,153        (1,275,874)        630,742
                                                                    ------------    ------------      ------------    ------------

Discontinued Operations:
     Income (Loss)  from entertainment segment, net of taxes of
        $0 and $246,504 in 2002 and 2001 ......................                -        (413,659)                -         347,068
     Gain on sale of entertainment segment, net of taxes of
        $0 and $1,048,137 in 2002 and 2001 ....................                -       1,919,493                         1,919,493
                                                                    ------------    ------------      ------------    ------------
Net income - Discontinued Operations ..........................                -       1,505,834                 -       2,266,561
                                                                    ------------    ------------      ------------    ------------
Net income (loss) .............................................         (610,910)      2,771,987        (1,275,874)      2,897,303
                                                                    ============    ============      ============    ============

Net income (loss) per Share - Basic and Diluted
     Operating Income (Loss) ..................................     $      (0.05)   $       0.10      $      (0.10)   $       0.05
     Discontinued operations ..................................              $ -    $       0.12               $ -    $       0.18
                                                                    ------------    ------------      ------------    ------------
Net Income (Loss) Per Share ...................................     $      (0.05)   $       0.22      $      (0.10)   $       0.23
                                                                    ============    ============      ============    ============

     Weighted average common shares outstanding ...............       12,282,593      12,461,321        12,386,360      12,461,321

                The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                BOUNCEBACKTECHNOLOGIES.COM, INC.
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)

                                                                     Three Months Ended             Six Months Ended
                                                               -----------------------------     ------------------------------
                                                                 March 31,        March 31,        March 31,         March 31,
                                                                    2002             2001            2002               2001
                                                               -----------      -----------      -----------      -----------
Operating Activities:
Net income (loss) ........................................     $  (610,910)     $ 2,771,988      $(1,275,874)     $ 2,897,303
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization .......................          44,308          146,341          164,262          292,791
     Deferred income taxes benefit .......................               -         (567,581)        (200,000)        (567,581)
     Provisions for doubtful accounts ....................           1,742                -            2,829            7,862
     Amortization of discount upon conversion of
          convertible debentures .........................               -           (6,663)               -           11,222
     Minority interest ...................................               -          (12,233)               -          (34,535)
     Net change in working capital accounts ..............          30,710          (96,366)         294,047         (124,488)
                                                               -----------      -----------      -----------      -----------
Net cash provided by (used in) operating activities ......        (534,151)       2,235,486       (1,014,736)       2,482,574

Investing activities:
Purchase of property and equipment .......................               -                -                -           (3,240)
Decrease (increase) in due to related party ..............          43,609          (31,174)          84,935           10,153
                                                               -----------      -----------      -----------      -----------
Net cash provided by investing activities ................          43,609          (31,174)          84,935            6,913

Financing Activities:
Short-term borrowings ....................................         200,000                           200,000
Repayment of short-term borrowings .......................          (8,048)         (66,610)          (8,048)        (276,773)
Capital stock repurchase .................................               -                -           (3,006)               -
                                                               -----------      -----------      -----------      -----------
Net cash used in financing activities ....................         191,952          (66,610)         188,946         (276,773)

Cash flows used in operations ............................        (298,590)       2,137,702         (740,855)       2,212,714
                                                               -----------      -----------      -----------      -----------

Cash flows from discontinued operations:
Entertainment segment ....................................               -       (2,010,923)               -       (1,888,626)
                                                               -----------      -----------      -----------      -----------
Net cash provided by discontinued operations .............               -       (2,010,923)               -       (1,888,626)
                                                               -----------      -----------      -----------      -----------

Net increase (decrease) in cash ..........................        (298,590)         126,779         (740,855)         324,088
Cash at beginning of period ..............................       1,421,093          706,683        1,863,359          509,374
                                                               -----------      -----------      -----------      -----------
          Cash at end of period ..........................     $ 1,122,504      $   833,462      $ 1,122,504      $   833,462
                                                               ===========      ===========      ===========      ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest expense .........................     $     4,812      $     9,382      $     7,098      $    13,447
  Cash paid for income taxes .............................     $         -      $         -      $         -      $         -

Disclosure of non-cash financing and investing activities:
  Common stock issued on conversion of debentures ........     $         -      $         -      $         -      $   629,378



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



Note 1 - Short-Term Financing Needs

         The Company's domestic sources of revenues are the management fee it receives from its foreign subsidiary, CRC Tunisia, S.A. and revenues generated by BounceBackMedia,Inc., the Company's technology subsidiary. However, revenues from the Tunisian subsidiary are subject to export limitations, and revenues from BounceBackMedia are very small. Management does not expect to receive any revenues in the foreseeable future from the Company's contract with Lakes Gaming, Inc. (NASDAQ:LACO) ("Lakes Gaming") until and unless Lakes Gaming opens the Pokagon Michigan casino. (See Note 9)

         As of March 31, 2002, the Company had available domestic cash on hand of only $647,274. Management does not believe this sum will be sufficient to meet the Company's domestic cash needs through the end of calendar 2002. Accordingly, management plans to seek to raise cash through a private sale of securities, a loan from a conventional lender, or the discounting of certain receivables. However, there can be no assurance that the Company will be successful in obtaining cash through any of these means. If the Company is unable to raise cash by any of these methods, it will deplete its cash resources in the very near future.

         In addition to domestic cash, the Company has cash in its Tunisian subsidiary of approximately $475,230. However, this cash is not available for repatriation generally, and is therefore unavailable to pay Company operating expenses (other than expenses of the Tunisian subsidiary).


Note 2 - Business

         BounceBackTechnologies.com,Inc. (the "Company") is a Minnesota corporation organized in 1969. The Company and its subsidiaries are engaged in two business segments: marketing, sales and business solutions to the Internet and E-commerce industries and a gaming segment through a casino located in Sousse, Tunisia, North Africa which is owned by the Company's 85%-owned subsidiary, CRC of Tunisia, S.A.

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

Note 3 - Earnings Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                                                                     Three Months Ended
                                                                            -----------------------------------
                                                                               March 31,             March 31,
                                                                                 2002                  2001
                                                                            ------------           ------------
                                                                             (Unaudited)            (Unaudited)
Numerator:
     Operating loss ..............................................          $   (610,910)          $  1,266,153
     Discontinued operations .....................................                     -              1,505,834
                                                                            ------------           ------------
     Net income (loss) ...........................................              (610,910)             2,771,987

     Numerator for basic earnings (loss) per share - income (loss)
          available to common stockholders .......................          $   (610,910)          $  2,771,987
     Effect of diluted securities ................................                     -                      -
                                                                            ------------           ------------
     Numerator for diluted earnings (loss) per share-
          income (loss) available to common stockholders after
               assumed conversions ...............................          $   (610,910)          $  2,771,987
                                                                            ============           ============

Denominator:
     Denominator for basic earnings per share -
          weighted - average shares ..............................            12,282,593             12,461,321
     Effect of dilutive securities
          Employee stock options .................................                     -                      -
                                                                            ------------           ------------
     Dilutive potential common shares ............................                     -                      -
                                                                            ------------           ------------
     Denominator for diluted earnings per share -
          adjusted weighted - average shares and
               assumed conversions ...............................            12,282,593             12,461,321
                                                                            ============           ============

     Basic and diluted earnings (loss) per share:
          Operating income (loss) ................................          $      (0.05)          $       0.10
          Discontinued operations ................................                     -                   0.12
                                                                            ------------           ------------
          Net income (loss) ......................................          $      (0.05)          $       0.22
                                                                            ============           ============


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

Technology Segment

         Through its 80%-owned subsidiary, BounceBack Media.com, Inc., the Company acquired all of the assets of Raw Data Inc. a privately owned California company focused on the development, sales and distribution of e-commerce business solutions through direct advertising of mini CD's used by business and consumers to link potential customers to web sites and e-commerce centers. BounceBackMedia.com, Inc., commenced operations on December 31, 1999 when it purchased all the assets of Raw Data Corp. for $85,000 cash, a non-interest bearing note for $65,000 due when and if BounceBackMedia.com, Inc., reached $8,000,000 in revenue on a cumulative basis within its first two years and 20% of BounceBackMedia.com, Inc., common stock. The Company recognized $81,500 in goodwill. The $65,000 note payable was not recorded because of the improbability of BounceBackMedia.com, Inc., achieving $8,000,000 in revenue on a cumulative basis within its first two years.

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

Summary

As of March 31, 2002               Gaming               Technology          Corp. & Other              Total
                                ------------------------------------------------------------------------------
Total assets .................   $ 1,111,225           $   155,602           $ 3,433,714           $ 4,700,541
Total liabilities * ..........     8,620,009               992,602            (5,132,010)            4,480,601
Total equity .................    (7,508,784)             (837,000)            8,565,724               219,940

As of September 30, 2001
Total assets .................   $ 1,317,776           $   208,559           $ 3,890,729           $ 5,417,064
Total liabilities * ..........     8,167,603               980,910            (5,201,184)            3,947,329
Total equity .................    (6,849,827)             (772,351)            9,091,913             1,469,735

Note 4 - Segment Information (Continued


Three Months Ended
     March 31, 2002                                Gaming              Technology          Corp. & Other             Total
-----------------------------------------------------------------------------------------------------------------------------
Total Revenue ........................              418,562                 8,774                     -               427,336

Cost of sales ........................              108,038                 6,364                     -               114,402
Selling, general and .................                    -
  administrative expenses ............              528,307                23,511                     -               551,818
Corporate unallocated costs ..........                    -                     -               372,574               372,574
                                                -----------           -----------           -----------           -----------
Total Expenses .......................              636,345                29,875               372,574             1,038,794

Operating income (loss) ..............             (217,783)              (21,101)             (372,574)             (611,458)
Other income and expenses ............                    -                (1,119)                1,667                   548
                                                -----------           -----------           -----------           -----------
Income (Loss) before income taxes ....             (217,783)              (22,220)             (370,907)             (610,910)
Income tax benefit ...................                    -                     -                     -                     -
                                                -----------           -----------           -----------           -----------
Net Income (Loss) - operating ........          $  (217,783)          $   (22,220)          $  (370,907)          $  (610,910)
                                                ===========           ===========           ===========           ===========

* Includes intercompany payables and receivables which are eliminated in consolidation.



Three Months Ended
     March 31, 2001                                Gaming              Technology          Corp. & Other             Total
-----------------------------------------------------------------------------------------------------------------------------
Total Revenue ........................              877,947               113,938                     -               991,885

Cost of sales ........................              126,993                42,802                     -               169,795
Selling, general and .................                    -
  administrative expenses ............              715,398               132,297                     -               847,695
Corporate unallocated costs ..........                    -                     -               573,291               573,291
                                                -----------           -----------           -----------           -----------
Total Expenses .......................              842,391               175,099               573,291             1,590,781

Operating income (loss) ..............               35,556               (61,161)             (573,291)             (598,896)
Other income and expenses ............                    -                     -                22,404                22,404
                                                -----------           -----------           -----------           -----------

Income (Loss) before minority interest               35,556               (61,161)             (550,887)             (576,492)
Minority interest ....................                    -                     -                22,302                22,302
                                                -----------           -----------           -----------           -----------

Income (Loss) before income taxes ....               35,556               (61,161)             (528,585)             (554,190)
Income tax benefit ...................                    -                     -                     -                     -
                                                -----------           -----------           -----------           -----------
Net Income (Loss) - operating ........          $    35,556           $   (61,161)          $  (528,585)          $  (554,190)
                                                ===========           ===========           ===========           ===========

* Includes intercompany payables and receivables which are eliminated in consolidation.



Six Months Ended
     March 31, 2002                                Gaming               Technology         Corp. & Other              Total
-------------------------------------------------------------------------------------------------------------------------------
Total Revenue ........................              958,770                17,331                     -               976,101

Cost of sales ........................              205,988                13,041                     -               219,029
Selling, general and
  administrative expenses ............            1,201,049                56,528                     -             1,257,577
Corporate unallocated costs ..........                    -                     -               958,818               958,818
                                                -----------           -----------           -----------           -----------
Total Expenses .......................            1,407,037                69,569               958,818             2,435,424

Operating income (loss) ..............             (448,267)              (52,238)             (958,818)           (1,459,323)
Other income and expenses ............                    -               (12,393)               (4,158)              (16,551)
                                                -----------           -----------           -----------           -----------
Income (Loss) before income taxes ....             (448,267)              (64,631)             (962,976)           (1,475,874)
Income tax benefit ...................                    -                     -               200,000               200,000
                                                -----------           -----------           -----------           -----------
Net Income (Loss) - operating ........          $  (448,267)          $   (64,631)          $  (762,976)          $(1,275,874)
                                                ===========           ===========           ===========           ===========

* Includes intercompany payables and receivables which are eliminated in consolidation.



Six Months Ended
     March 31, 2001                                Gaming               Technology         Corp. & Other              Total
-------------------------------------------------------------------------------------------------------------------------------
Total Revenue ........................            1,328,637               206,890                     -             1,535,527

Cost of sales ........................              198,261                99,657                     -               297,918
Selling, general and
  administrative expenses ............            1,187,096               279,906                     -             1,467,002
Corporate unallocated costs ..........                    -                     -             1,049,621             1,049,621
                                                -----------           -----------           -----------           -----------
Total Expenses .......................            1,385,357               379,563             1,049,621             2,814,541

Operating income (loss) ..............              (56,720)             (172,673)           (1,049,621)           (1,279,014)
Other income and expenses ............                    -                     -                12,999                12,999
                                                -----------           -----------           -----------           -----------

Income (Loss) before minority interest              (56,720)             (172,673)           (1,036,622)           (1,266,015)
Minority interest ....................                    -                     -                34,535                34,535
                                                -----------           -----------           -----------           -----------

Income (Loss) before income taxes ....              (56,720)             (172,673)           (1,002,087)           (1,231,480)
Income tax benefit ...................                    -                     -                     -                     0
                                                -----------           -----------           -----------           -----------
Net Income (Loss) - operating ........          $   (56,720)          $  (172,673)          $(1,002,087)          $(1,231,480)
                                                ===========           ===========           ===========           ===========


* Includes intercompany payables and receivables which are eliminated in consolidation.

Note 5 - Other Receivable

         The Company incurred approximately $600,000 in expenses in pursuit of a Cherokee Indian gaming venture with Harrah's (NYSE: HET) in Cherokee, North Carolina and ultimately, Harrah's was awarded a casino management agreement with the Eastern Band of Cherokee Indians. Concurrent with the pursuit of this North Carolina venture, the Company and Harrah's entered into a partnership agreement to build and manage the future Michigan casino with the Pokagon Indians. (The Company subsequently sought a new venture partner in Lakes Gaming and that new agreement with Lakes Gaming is described in Note 9.) In return for the Company's agreement to pursue the Michigan venture with Harrah's, Harrah's agreed to reimburse the $600,000 related to the North Carolina venture.

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

Note 7 - Deferred Charges - Related Party

         On April 3, 1998, the Company and it's CEO, John J. Pilger, entered into a "Supplementary Employment Agreement" to have its foreign subsidiary, CRC Tunisia, S.A., pay to Mr. Pilger the sum of $125,000 per year, payable in advance, for the services he provides to the foreign subsidiary. Payments for years 1998, 1999 and 2000 were paid to Mr. Pilger when due. The Company and Mr. Pilger entered into a "Memorandum of Understanding" during December 2001 regarding the 2001 and 2002 payments not made to him.

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

Note 8 - Long-Term Debt

                                      March 31,       September 30,
                                        2002               2001
                                      --------          --------
Mortgage payable, 11.5% ..........    $ 78,390          $ 76,841
Line of Credit, 9.75% ............     200,000                 -
Equipment lease, 12% .............      34,906                 -
                                      --------          --------
  Total debt .....................     313,296            76,841
Less current obligation ..........     305,925            76,841
                                      --------          --------
  Total long-term debt ...........    $  7,371          $      -
                                      ========          ========


Mortgage payable, 11.5%. Note payable, interest at 11.5%, collateralized by real estate, payable in monthly installments of $1,245 with a final payment of $72,842 due in June 2002.

Line of credit, 9.75%. The Company has a line-of-credit arrangement with a regional bank, which provides for borrowing up to $200,000 with interest at prime plus 1%. This line-of-credit is secured by the accounts receivable of the Company and personally guaranteed by the Company's CEO, John Pilger. At March 31, 2002 the entire line had been drawn down. The credit line matures August 1, 2002. Per agreement, any outstanding balance will rollover, upon renewal, which the Company intends to pursue.

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

         The Agreement with Lakes Gaming, Inc. contains additional fees the Company can earn in the aggregate of $3.7 million contingent on certain events that may occur, such as the Tribe building an additional casino in Indiana and selecting Lakes Gaming as the manager, the location of the Indiana casino, and other events. However, at this time, there is no plan by the Pokagon Indians to pursue any such additional casino.

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

Note 10 - Contingent Liability

         As part of the consideration given for the assets purchased from Raw Data, Inc., BounceBackMedia.com, Inc., issued a non-interest bearing note for $65,000 due when and if BounceBackMedia.com, Inc., reached $8,000,000 in revenue on a cumulative basis within its first two years. The $65,000 note payable was not recorded because of the improbability of BounceBackMedia.com, Inc., achieving $8,000,000 in revenue on a cumulative basis within its first two years was not probable. BBM's cumulative revenues through December 31, 2001 were approximately $770,000. On December 31, 2001 this contingent liability expired, as BBM did not meet contractually defined revenue targets.

Note 11 - Stock Repurchase

         In April 1998, the Company's Board of Directors approved a stock repurchase program allowing for the purchase of up to $1.5 million shares of the Company's outstanding Common Stock. Pursuant to this agreement, the Company purchased 35,000 shares of BBTC outstanding stock.

Note 12 - Shares Cancelled

         On December 31, 1999 the Company issued 1,100,000 shares of common stock and placed them in escrow as collateral on the debt between the Company and Roy Anderson Corporation. On August 2, 2001, upon receipt of the $2.8 million due from the sale of the entertainment segment, the Company satisfied its obligation under the Second Debenture with Roy Anderson Corporation with the payment of $752,748. Upon receipt of this payment, Roy Anderson Corporation released the 1.1 million shares from escrow. The Company received these shares from the escrow agent in March 2002 and promptly cancelled the shares. This cancellation reduced the total Company shares outstanding from 12,487,871 to 11,352,871, a 9.7% decrease.

Note 13 - Gain on Sale of Entertainment Segment

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

Gross Proceeds ......................................   $3,800,000
     Less:
     Basis of Assets and Production Rights Sold......      628,431
     Expenses of Sale ...............................      222,939
     Income Tax .....................................    1,048,137
                                                        ----------
Gain on Sale of Entertainment Segment ...............   $1,900,493
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

         Prior to 1999, the Company owned a 60% interest in a joint venture, Country Tonite Theatre, LLC, which operated a theatre for the show in Pigeon Forge, Tennessee. The Company sold its interest to the minority partner, Burkhart Ventures, LLC, on December 31, 1998. Country Tonite Theatre, LLC continued to contract with CTE to produce the Show through April 20, 2000. On April 20, 2000, CTE granted a partnership related to Burkhart Ventures, LLC, Country Tonite Theatre/ Pigeon Forge, a license to produce the Country Tonite show within a 150-mile radius, excluding Nashville, Tennessee, for a 40-year term. The partnership, Country Tonite Theatre/ Pigeon Forge, agreed to pay CTE $1.3 million for the license. Country Tonite Theatre/ Pigeon Forge paid the Company in April 2000, $900,000 in cash and the balance of $400,000 was to be paid at a rate of $50,000 each December 31, which began December 31, 2000. By agreement between Country Tonite Theatre/ Pigeon Forge and the Company, Country Tonite Theatre/ Pigeon Forge satisfied the balances due the Company of $249,607 in full by making the negotiated payment of $200,000 on April 6, 2001. The Company recognized a loss of $28,607 in the quarter ended March 31, 2001.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Following is management's discussion and analysis of significant factors, which have affected the Company's financial position, and operating results during the periods reflected in the accompanying condensed consolidated financial statements. All references to dollar amounts are in U.S. dollar.

CONTINUING OPERATIONS

         The Company's revenues from continuing operations were $427,336 and $976,101, respectively, during the three-and six-months ended March 31, 2002. This compares to $991,885 and $1,535,527 for the same periods in 2001.

         The Company's business is in a transitional business phase whereby the Company is shifting its business focus from solely E-commerce. As such, the Company does not have any significant domestic revenue stream and its foreign subsidiary contributes up to a maximum of $40,000 per month. Thus, management continues to work toward reducing its overhead expenses during this period.

BOUNCEBACKMEDIA.COM, INC.

         BounceBackMedia.com, Inc., a recently formed subsidiary of the Company, commenced operations on December 31, 1999 when it purchased all the assets of Raw Data Corp. for $85,000 cash, non-interest bearing note for $65,000 due when and if BounceBackMedia.com, Inc., reached $8,000,000 in revenue on a cumulative basis within its first two years, and 20% of BounceBackMedia.com, Inc., common stock. The Company recognized $81,500 in goodwill. The $65,000 note payable was not recorded because of the improbability of BounceBackMedia.com, Inc., achieving $8,000,000 in revenue on a cumulative basis within its first two years, was not probable. On December 31, 2001 this contingent liability expired, as BBM did not meet contractually defined revenue targets.

         Revenues for the three- and six- months ended March 31, 2002 were $8,774 and $17,331. Operating expenses for the same periods, including cost of goods sold, wages, marketing, promotional expense and office expenses were $29,875 and $69,569, respectively. This compares to revenues of $113,938 and $206,890 and operating expenses of $175,099 and $379,563 for the same periods in 2001. Operating revenues for 2002 were impacted by the relocation to Ocean Springs, Mississippi as well as a change in personnel among other factors. The decrease in operating expenses from 2001 to 2002 is directly related to the reduction in overhead expenses related to the relocation.

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

GAMING, TUNISIA

         Revenue for the three- and six- months ended March 31, 2002 were $418,562 and $958,770 compared to $877,947 and $1,328,637 for the same period in 2001. This decrease was primarily due to the decrease in patron count. Operating expenses including project, general and administrative costs, depreciation and cost of sales for the three- and six-month period ended March 31, 2002 were

$636,345 and $1,407,037 compared to $842,391 and $1,385,357 for the same periods in 2001. The increase in the six-month period was primarily due to an increase in legal expenses. The operating loss was ($217,783) for the three months ended March 31, 2002 compared to income of $35,556 for the same period in 2001. For the six months ended March 31, 2002, the operating loss was ($448,267) compared to ($56,720) for the same period in 2001.

GENERAL AND ADMINISTRATIVE

         The Company's general and administrative expenses aggregated $958,818 for the six-month period ended March 31, 2002 compared to $1,049,621 for the same period in 2001, a decrease of $90,803. The decrease was primarily due to the reduction of overhead with the sale of the entertainment segment and a reduction in personnel. This reduction was offset by the recognition of foreign director fees of $156,250 due to Mr. Pilger per his employment contract in December 2001. This charge includes $125,000 for fiscal year 2001 and $62,500 for the six months ended March 31, 2002.

INTEREST EXPENSE AND INCOME

         Interest expense totaled $3,181 for the three-month period ended March 31, 2002 compared to $3,185 for the same period in 2001. For the six-month period ended March 31, 2002, interest expense totaled $32,233 compared to $3,185 for the same period in 2001. This increase of $29,048 was primarily due to the amortization of discounts in prior periods of bonds paid off in August 2001. Interest income for the three-month period ended March 31, 2002 was $3,729 compared to ($9,995) for the same period in 2001, an increase of $12,126. For the six-month period ended March 31, 2002, interest income was $15,855 compared to $8,714 for the same period in 2001. Both increases are due to a reduction in interest rates, which were more than offset by higher daily corporate cash balances.

MINORITY INTEREST

         All amounts due from the 20% minority interest of  BounceBackMedia.com,
Inc.  were  eliminated  in  September  of  2001  due  to  continued   losses  of
BounceBackMedia.com, Inc. in this segment.

INCOME TAXES

         The Company recognized a tax benefit of $200,000 for the six-month period ended March 31, 2002 due principally from current net operating loss. The Company's effective tax rates vary from statutory tax rates primarily as a result of net losses of its foreign subsidiary for which there are no tax benefits.

DISCONTINUED OPERATIONS

         No discontinued operations existed during the current three-month period or six-month period since it was sold January 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, the Company had cash available domestically of $647,274 compared to $1,313,125 as of September 30, 2001. For the three-month and six-month periods ending March 31, 2002, the Company received no management fees from CRC of Tunisia, S.A. Although contracted to earn $40,000 per month (a total of $480,000 per year), the management fee is paid on a monthly basis based on sufficient available cash flow from operations. Cash and cash equivalents reflected on the Balance Sheet include cash from the foreign subsidiary of $475,230 and $550,234 at March 31, 2002 and September 30, 2001. Total cash on the Balance Sheet, including domestic and foreign, totals $1,122,504 and $1,863,359 for March 31, 2002 and September 30, 2001.

         The Company also has a line-of-credit arrangement with a regional bank, which provides for borrowing up to $200,000 at an annual interest rate of prime plus 1%. This line-of-credit is secured by the accounts receivable of the

Company and the personal guaranty of the Company's CEO, John Pilger. As of January 31, 2002, and at all times thereafter, the line of credit was drawn in full.

         The management fee, when available to be paid, is currently the only cash able to be transferred to the Company from its foreign subsidiary.

         The Company's domestic sources of revenues are the management fee it receives from its foreign subsidiary, CRC Tunisia, S.A. and revenues generated by BounceBackMedia,Inc., the Company's technology subsidiary. However, revenues from the Tunisian subsidiary are subject to export limitations, and revenues from BounceBackMedia are very small. Management does not expect to receive any revenues in the foreseeable future from the Company's contract with Lakes Gaming, Inc. (NASDAQ:LACO) ("Lakes Gaming") until and unless Lakes Gaming opens the Pokagon Michigan casino. (See Note 9)

         As of March 31, 2002, the Company had available domestic cash on hand of only $647,274. Management does not believe this sum will be sufficient to meet the Company's domestic cash needs through the end of calendar 2002. Accordingly, management plans to seek to raise cash through a private sale of securities, a loan from a conventional lender, or the discounting of certain receivables. However, there can be no assurance that the Company will be successful in obtaining cash through any of these means. If the Company is unable to raise cash by any of these methods, it will deplete its cash resources in the very near future.

         In addition to domestic cash, the Company has cash in its Tunisian subsidiary of approximately $475,230. However, this cash is not available for repatriation generally, and is therefore unavailable to pay Company operating expenses (other than expenses of the Tunisian subsidiary).

         The Company has executed a Revised Conditional Release and Termination Agreement with Lakes Gaming for a maximum aggregate amount of $16.1 million, which included a $2 million refundable cash down payment received by the Company in August 1999. The down payment is refundable if a casino is not opened within five years and has been recorded as an advance deposit in 2001 and 2000. As the Company cannot make any assurances that sufficient cash will be on hand as of August 2004 to make repayment if necessary to Lakes Gaming, the Company will be required to look to an outside source for these funds if repayment is required. The Company would be more likely than not be required to renegotiate the terms of repayment with Lakes Gaming. Payment of the remaining $14.1 million is contingent upon opening of the casino and other events occurring in the future. Site development of a Michigan casino by Lakes Gaming commenced in 2001. Lakes has the right under the terms of the Company's Revised Conditional Release and Termination agreement to retire its debt obligation to the Company of approximately $11.0 million by making a one-time discounted 10% present value payment of approximately $8.0 million. However, there can be no assurances as to the timing of completion of the casino or its opening. No timetable for the opening of the casino is determinable. The compact has been signed by the Governor, approved by the Michigan senate and House of Representatives, and recognized as valid by the Secretary of the Interior. The land for the casino has been purchased and site improvements initiated. The contractor has been selected to build the casino. The Bureau of Indian Affairs has indicated that it is prepared to accept the land in trust and approve the casino agreements between Lakes Gaming and the Pokagon Band of Potawatomi upon a favorable outcome in the legal action between Taxpayers of Michigan Against Casinos (T.O.M.A.C.) versus the Bureau of Indian Affairs. Until there is a favorable outcome to this legal action, no timetable for the opening of the casino can be determined. The Company expects an eventual favorable outcome and opening of a casino in New Buffalo, Michigan.

         On June 21, 2001, the Company received notice of an assessment from the Tunisian Department of Finance for an amount totaling 4.6 million dinars ($3.13 million U.S. equivalent, based on exchange rate on May 10, 2002). This is related to unpaid gaming tax, a slot tax assessment, and an adjusted income tax assessment. The Company has retained the services of a Tunisian tax attorney, who is in the process of appealing this assessment. Based on the tax attorney's review, approximately $3.1 million dinars ($2.11 million U.S. equivalent, based on exchange rate on May 10, 2002) of this assessment relates to Tunisian statutory regulations, which require businesses to maintain original transaction documents for Tunisian tax purposes. Samara, the lessor of the casino, confiscated the majority of Casino Caraibe's financial operating and reporting records in December 2000, which records tracked both loans from the Company to its 85%-owned subsidiary, CRC of Tunisia as well as purchases made by the Company of equipment, furniture and fixtures for the sole benefit of CRC of Tunisia, beginning in 1997. Thus, our tax attorney has recommended CRC of Tunisia operation reserve 1.5 million dinars ($1.02 million U.S. equivalent, based on exchange rate on May 10, 2002) to satisfy this assessment. $1,074,499 has been accrued for Tunisian slot taxes. Based on the advice of former counsel, the Company's position was that it was not subject to a tax on slot revenue under Tunisian gaming law.

         During the three and six months ended March 31, 2002 there were no capital expenditures.

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

                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

         The Company initiated a civil suit against Harrah's on September 4, 1998 in the United States District Court for District of Minnesota. The Company alleges that Harrah's breached various agreements with the Company and tortuously interfered with the Company's contractual and prospective economic advantage associated with the Pokagon Band of Potawatomi Indians' Management Agreement. The suit further alleges that Harrah's withheld vital business information from the Company. The trial court dismissed the case on May 24, 1999 for lack of jurisdiction stating that the Company's claims were preempted by the Indian Gaming Regulatory Act. Accordingly, the court held that the Company's claims could not be heard in Federal Court. The Company asserted that it had the right to resolve the dispute with Harrah's in some forum and the trial court erred by dismissing the Company's complaint without granting the Company leave to file an amended complaint which would include a claim for an accounting and damages under the Uniform Partnership Act. The Eighth Circuit U.S. Court of Appeals filed its decision March 13, 2001, agreeing with the Company that the District Court erred in dismissing the Company's suit against Harrah's; accordingly, the suit against Harrah's was remanded to the District Court for further proceedings. On May 16, 2001, the U.S. District Court of Minnesota set a retrial scheduling order, which allows the Company's legal representatives to initiate discovery. On October 3, 2001 Harrah's filed a motion to dismiss with the US District Court District of Minnesota claiming that the contract between Harrah's and the Company by its terms precludes the Company from asserting a claim and further that the Company's claims are speculative. On March 22, 2002, the United States District Court, District of Minnesota, rejected all but one of the motions made by Harrah's to dismiss various counts in a complaint filed by the Company against Harrah's and certain of its officers. The complaint concerns the 1995 and 1996 agreements between the Company and Harrah's to jointly develop and manage gaming facilities for the Pokagon band of Potawatomi Indians in Michigan and Indiana. Judge Ann Montgomery left standing the Company's claims for breach of contract, breach of fiduciary duty and accounting under partnership law and claims against certain officers of Harrah's for aiding and abetting the alleged inappropriate activities by Harrah's. The court dismissed the Company's claim for tortuous interference with contract. The court specifically found that "the relationship between [the Company] and Harrah's constitutes a partnership or joint venture." The Company plans to vigorously pursue its claims. A tentative trial date is set for November 2002.

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

         Mr. Willard Smith filed a counterclaim on February 16, 1999, alleging breach of contract; breach of duty of fair dealing; tortuous interference with prospective business advantage; specific performance of contract to purchase real property and fraud. Additionally, Willard Smith filed a suit on July 10, 2000, against the Company's CEO, John J. Pilger, alleging he is the alter ego of CRC and as such liable for the acts of CRC including breach of contract; breach of duty of good faith and fair dealing; tortuous interference with prospective business advantage; breach of contract to purchase real property, and fraudulent inducement. On April 9, 2001, the Company and John Pilger petitioned the Jackson County Circuit Court for a partial Summary Judgment on all the counterclaims filed by Smith and Monarch Casinos, Inc., with the exception of "breach of contract to purchase real property." The Jackson County Circuit Court has denied the Company's motions for dismissal at the various counterclaims alleged by

Monarch and Smith. Due to uncertainty concerning a judge assigned with respect to this action, the trial date has been cancelled and no new date has been assigned.

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

         CRC of Tunisia, S.A., the 85%-owned subsidiary of the Company, initiated arbitration proceedings against the casino lessor, Samara Casino Inc. and its control group, the Mahdoui family. The Company's position is that lessor took unauthorized advances totaling $227,229, duplicated rent payments of $210,294 and to date has been unwilling to treat these advances as prepaid rent. A three-panel Tunisian arbitration began in March 2002, with oral arguments are scheduled for June 2002.

         On December 11, 2001 the Company issued a press release and a Form 8-K with respect to a civil complaint "Kevin M. Kean pltf vs. John J. Pilger; et al, including BounceBack Technologies.com dfts", filed by Kevin M Kean in Jackson County, Mississippi Circuit Court, against the Company and each of the members of its Board of Directors on November 21, 2001. Additionally, the Company received on November 28, 2001 and December 26, 2001 from Kevin M. Kean, a shareholder, a notice of demands that the Board of Directors of the Company initiate actions to rectify alleged wrong doing committed by certain officers and directors of the Company. The Company has engaged a qualified independent special investigator to review these claims and allegations.

Item 2. Exhibits and Reports on Form 8-K

     a) During the quarter ended March 31, 2002, the Company filed the following reports on Form 8-K:

                      None.

                                   SIGNATURES

         In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

                                   BOUNCBACKTECHNOLOGIES.COM, INC.

May 15, 2002                       s/ John J. Pilger
                                   ---------------------------
                                   John J. Pilger,
                                   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                               SIGNATURE AND TITLE

May 15, 2002                   s/John J. Pilger
                              ---------------------------
                              John  J.  Pilger,  Chief  Executive  Officer,
                              President   and  Chairman  of  the  Board  of
                              Directors ("principal executive officer")

May 15, 2002                   s/John J. Pilger
                              ---------------------------
                              John J. Pilger, Chief Financial Officer and Chief Accounting Officer ("principal financial and accounting officer")