Form 10QSB
period 2002-06-30
BOUNCEBACKTECHNOLOGIES COM INC
filed 2002-08-14
CIK 899778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002

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

As of August 10, 2002, 11,352,871 Shares of Common Stock, $0.01 par value, of the Company were outstanding.

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                            BOUNCEBACKTECHNOLOGIES.COM, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                        ASSETS                                                    June 30,            September 30,
                                        ------                                                      2002                    2001
                                                                                                ------------           ------------
                                                                                                (Unaudited)              (Audited)
Current assets:
     Cash and cash equivalents .......................................................          $    761,429           $  1,863,359
     Accounts receivable - net .......................................................                68,260                 90,463
     Inventory .......................................................................                54,965                 57,047
     Prepaid expenses ................................................................                76,772                 95,818
                                                                                                ------------           ------------
               Total current assets ..................................................               961,426              2,106,687

Deferred income taxes ................................................................             1,710,311              1,510,311
Property and equipment - net .........................................................               837,635                996,931
Goodwill, net ........................................................................                  --                   22,900
Other receivable .....................................................................               600,000                600,000
Notes receivable - related parties, net ..............................................                65,013                149,948
Deferred Charges .....................................................................                31,250                   --
Other assets .........................................................................                30,287                 30,287
                                                                                                ------------           ------------
                         Total assets ................................................          $  4,235,922           $  5,417,064
                                                                                                ============           ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

Current liabilities:
     Accounts payable ................................................................          $    369,985           $    337,765
     Current maturities of long-term debt ............................................               275,297                 76,841
     Accrued gaming tax ..............................................................             1,161,650              1,074,499
     Accrued expenses and other liabilities ..........................................               882,265                447,913
     Deferred income taxes ...........................................................                10,311                 10,311
                                                                                                ------------           ------------
               Total current liabilities .............................................             2,699,508              1,947,329

Long-term debt, less current maturities ..............................................                  --                     --
Advance deposit ......................................................................             2,000,000              2,000,000
Minority interest ....................................................................                  --                     --
Stockholders' equity:
     Preferred stock, 8% cumulative, $.01 par value; 5,000,000 shares authorized;
          none issued and outstanding ................................................                  --                     --
     Common stock, $.01 par value; 30,000,000 shares authorized; 11,352,871 and
          12,487,871 issued and outstanding as of June 30, 2002 and September 30, 2001               113,741                113,879
     Additional paid-in capital ......................................................            23,166,783             23,165,749
     Retained earnings ...............................................................           (23,783,881)           (21,809,893)
     Accumulated comprehensive income ................................................                39,771                   --
                                                                                                ------------           ------------
               Total stockholders' equity ............................................              (463,586)             1,469,735
                                                                                                ------------           ------------
                         Total liabilities and stockholders' equity ..................          $  4,235,922           $  5,417,064
                                                                                                ============           ============


                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                 3


                                                  BOUNCEBACKTECHNOLOGIES.COM, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)


                                                                       Three Months Ended                  Nine Months Ended
                                                                 ------------------------------      ------------------------------
                                                                    June 30,          June 30,          June 30,         June 30,
                                                                      2002              2001              2002             2001
                                                                 ------------      ------------      ------------      ------------
Operating Revenues:
     Gaming segment ........................................     $    429,541      $    839,336      $  1,388,311      $  2,167,973
     Technology sales ......................................           16,387            57,876            33,718           264,766
     Management fees .......................................               --                --                --                --
                                                                 ------------      ------------      ------------      ------------
          Total revenue ....................................          445,928           897,212         1,422,029         2,432,739
Operating Expenses:
     Gaming cost of sales ..................................          130,333            81,188           336,321           279,449
     Gaming selling, general and administrative expenses ...          536,183           754,038         1,737,232         1,941,134
     Technology cost of sales ..............................           11,952            55,374            24,993           155,031
     Technology selling, general and administrative expenses           15,996           126,860            72,524           406,766
     Technology asset writedown to realizable value ........           70,167                --            70,167                --
     Corporate selling, general and administrative expenses           379,962           585,000         1,338,780         1,634,621
                                                                 ------------      ------------      ------------      ------------
          Total operating expenses .........................        1,144,593         1,602,460         3,580,017         4,417,001
                                                                 ------------      ------------      ------------      ------------
Operating loss .............................................         (698,665)         (705,248)       (2,157,988)       (1,984,262)
Other Income and Expenses:
     Other income ..........................................            5,234             3,735             5,061            11,205
     Interest income .......................................            2,248             2,938            18,103            11,652
     Interest expense ......................................           (6,931)          (14,840)          (39,164)          (18,025)
                                                                 ------------      ------------      ------------      ------------
          Total other income and expenses ..................              551            (8,167)          (16,000)            4,832
                                                                 ------------      ------------      ------------      ------------

Loss before minority interest ..............................         (698,114)         (713,415)       (2,173,988)       (1,979,430)
     Minority interest .....................................               --            24,871                --            59,406
                                                                 ------------      ------------      ------------      ------------
Loss before income taxes ...................................         (698,114)         (688,544)       (2,173,988)       (1,920,024)
     Income tax benefit ....................................               --                --           200,000         1,862,222
                                                                 ------------      ------------      ------------      ------------
Net loss - Operating .......................................         (698,114)         (688,544)       (1,973,988)          (57,802)
                                                                 ------------      ------------      ------------      ------------

Discontinued Operations:
     Income from entertainment segment, net of taxes of
        $0 and $246,504 in 2002 and 2001 ...................               --            72,455                --           419,523
     Gain on sale of entertainment segment, net of taxes of
        $0 and $1,048,137 in 2002 and 2001 .................               --           (19,000)                          1,900,493
                                                                 ------------      ------------      ------------      ------------
Net income - Discontinued Operations .......................               --            53,455                --         2,320,016
                                                                 ------------      ------------      ------------      ------------
Net income (loss) ..........................................         (698,114)         (635,089)       (1,973,988)        2,262,214
                                                                 ============      ============      ============      ============

Net income (loss) per Share - Basic and Diluted
     Operating loss ........................................     $      (0.06)     $      (0.06)     $      (0.16)     $      (0.00)
     Discontinued operations ...............................     $         --      $       0.00      $         --      $       0.19
                                                                 ------------      ------------      ------------      ------------
Net Income (Loss) Per Share ................................     $      (0.06)     $      (0.05)     $      (0.16)     $       0.18
                                                                 ============      ============      ============      ============

     Weighted average common shares outstanding ............       11,352,871        12,487,871        12,041,864        12,470,129


                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                 4

                                                  BOUNCEBACKTECHNOLOGIES.COM, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)

                                                                    Three Months Ended                Nine Months Ended
                                                               ----------------------------      ----------------------------
                                                                 June 30,         June 30,         June 30,        June 30,
                                                                   2002             2001             2002            2001
                                                               -----------      -----------      -----------      -----------
Operating Activities:
Net income (loss) ........................................     $  (698,114)     $  (635,089)     $(1,973,988)     $ 2,262,214
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization .......................          45,971         (233,503)         210,233           59,288
     Writedown of technology segnment assets .............          70,167               --           70,167               --
     Deferred income taxes benefit .......................              --               --         (200,000)        (567,581)
     Provisions for doubtful accounts ....................             145           (7,256)           2,974              606
     Amortization of discount upon conversion of
          convertible debentures .........................              --           21,711               --           32,933
     Minority interest ...................................              --          (24,871)              --          (59,406)
     Net change in working capital accounts ..............         294,657          143,633          588,704           19,145
                                                               -----------      -----------      -----------      -----------
Net cash provided by (used in) operating activities ......        (287,174)        (735,375)      (1,301,910)       1,747,199

Investing activities:
Purchase of property and equipment .......................         (80,405)              --          (80,405)          (3,240)
Decrease (increase) in due to related party ..............              --           86,326           84,935           96,479
                                                               -----------      -----------      -----------      -----------
Net cash provided by investing activities ................         (80,405)          86,326            4,530           93,239

Financing Activities:
Short-term borrowings ....................................          10,000          400,000          210,000          400,000
Repayment of short-term borrowings .......................          (3,496)          76,773          (11,544)        (200,000)
Repayment of long-term debt ..............................              --          (91,978)              --          (91,978)
Capital stock repurchase .................................              --               --           (3,006)              --
                                                               -----------      -----------      -----------      -----------
Net cash used in financing activities ....................           6,504          384,795          195,450          108,022

Cash flows used in operations ............................        (361,075)        (264,254)      (1,101,930)       1,948,460
                                                               -----------      -----------      -----------      -----------

Cash flows from discontinued operations:
Entertainment segment ....................................              --          355,263               --       (1,533,363)
                                                               -----------      -----------      -----------      -----------
Net cash provided by discontinued operations .............              --          355,263               --       (1,533,363)
                                                               -----------      -----------      -----------      -----------

Net increase (decrease) in cash ..........................        (361,075)          91,009       (1,101,930)         415,097
Cash at beginning of period ..............................       1,122,504          833,462        1,863,359          509,374
                                                               -----------      -----------      -----------      -----------
          Cash at end of period ..........................     $   761,429      $   924,471      $   761,429      $   924,471
                                                               ===========      ===========      ===========      ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest expense .........................     $    32,066      $        (0)     $    39,164      $    13,447
  Cash paid for income taxes .............................     $        --      $        --      $        --      $        --

Disclosure of non-cash financing and investing activities:


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

Note 1 - Short-Term Financing Needs

         The Company has no current sources of revenue. Its technology subsidiary has essentially ceased all operations, and as of June 30, 2002, its foreign subsidiary, CRC Tunisia, had negative working capital of $1,340,644. Accordingly, the Company anticipates no revenues until and unless Lakes Gaming, Inc. (NASDAQ: LACO) ("Lakes Gaming") opens the Pokagon Michigan Casino. (See
Note 9).

         As of June 30, 2002, the Company had domestic cash of $322,190 and cash in its foreign subsidiary of $439,239, a total of $761,429. For its domestic operations, management does not believe the sum of $322,190 will be sufficient to meet the Company's cash needs through the end of calendar 2002. Accordingly, management plans to seek to raise cash through a private sale of securities, a loan from a conventional lender, or the discounting of certain receivables. However, there can be no assurance that the Company will be successful in obtaining cash through any of these means. If the Company is unable to raise cash by any of these methods, it will deplete its cash resources in the very near future.

         In its Tunisian foreign subsidiary, the Company had cash of $439,239. This subsidiary, due to continual operating losses, had negative working capital of $1,340,644 as of June 30, 2002. There is no requirement of the Company to fund these working capital deficits or operating losses. In addition, the cash held by the Tunisian subsidiary is generally not available for repatriation, and therefore may not be available to pay the Company's operating expenses (other than those expenses of the Tunisian subsidiary).

Note 2 - Business

         BounceBackTechnologies.com,Inc. (the "Company") is a Minnesota corporation organized in 1969. The Company and its subsidiaries are engaged in two business segments: marketing, sales, and business solutions to the internet and E-commerce industries and a gaming segment through a casino located in Sousse, Tunisia, North Africa which is owned by the Company's 85%-owned subsidiary, CRC of Tunisia, S.A.

         Prior to January 4, 2000, the Corporation conducted its business under the name of Casino Resource Corporation. The name change reflected the Company's intent to focus on marketing, sales and business solutions to the Internet and e-commerce industries through its 80%-owned subsidiary, BounceBack Media. com, Inc ("BBM"). In January 2002, the Company contracted SG Partnership to operate BBM and to reduce BBM's overhead expenses and cost of sales. To date, however, this partnership has been unable to generate revenues sufficient to offset its fixed and variable expenses. The parties terminated their agreement this August 2002, and the Company will liquidate BBM's business operation. In June 2002, as the result of weaker than anticipated revenues in the technology sector and the lack of demand for BBM's CD products, the Company recognized a loss of $70,167 in reducing the carrying value of BBM's assets to their estimated net realizable value.

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

Note 3 - Earnings Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                                                         Three Months Ended
                                                                   ------------------------------
                                                                      June 30,         June 30,
                                                                        2002             2001
                                                                   ------------      ------------
                                                                    (Unaudited)      (Unaudited)
Numerator:
   Operating income (loss) ...................................     $   (698,114)     $   (688,544)
   Discontinued Operations ...................................               --            53,455
                                                                   ------------      ------------
   Net income (loss) .........................................         (698,114)         (635,089)

Numerator for basic earnings (loss) per share- income (loss)
    available to common shareholders .........................     $   (698,114)     $   (635,089)
Effect of dilutive securites .................................               --                --
                                                                   ------------      ------------
Numerator for diluted earnings (loss) per share- income (loss)
    available to common shareholders after assumed conversions     $   (698,114)     $   (635,089)
                                                                   ============      ============


Denominator:
Denominator for basic earnings (loss) per share-
   weighted average shares ...................................       11,352,871        12,461,321
Effect of dilutive securites .................................           21,212                --
                                                                   ------------      ------------
Dilutive potential common shares .............................       11,374,083        12,461,321
                                                                   ------------      ------------
Denominator for diluted earnings (loss) per share- adjusted
   weighted average shares and assumed conversions ...........       11,374,083        12,461,321
                                                                   ============      ============

Basic and diluted earnings (loss) per share:
  Basic:
      Operating income (loss) ................................            (0.06)            (0.06)
      Discontinued operations ................................               --              0.00
                                                                   ------------      ------------
      Net income (loss) ......................................            (0.06)            (0.06)
                                                                   ============      ============

Diluted:




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

         BBM has not been unable to stimulate revenues by expanding its product line and services. BBM reduced its operating expenses by relocating to Ocean Springs, MS in June 2001. Additionally, BBM contracted SG Partnership in January 2002 to reduce BBM's overhead expenses and cost of goods. To date this partnership has been unable to generate revenue streams sufficient to offset its fixed and variable expenses. The parties terminated their agreement this August 2002, and the Company will liquidate BBM's business operation.


Summary

As of June 30, 2002              Management            Gaming            Technology             Total
                                -----------         -----------         -----------         -----------
Total assets ...........        $ 3,054,281         $ 1,105,595         $    76,046         $ 4,235,922
Total liabilities ......          1,849,981           1,853,831             995,696           4,699,508
Total equity ...........          1,204,300            (748,236)           (919,650)           (463,586)

As of September 30, 2001
Total assets ...........        $ 1,317,776         $ 3,890,729         $   208,559         $ 5,417,064
Total liabilities ......          8,167,603          (5,201,184)            980,910           3,947,329
Total equity ...........         (6,849,827)          9,091,913            (772,351)          1,469,735

Three Months Ended
     June 30, 2002                                    Gaming            Technology         Corp. & Other            Total
-------------------                                 -----------         -----------        -------------         -----------
Total Revenue ..............................            429,541              16,387                  --             445,928

Cost of sales ..............................            130,333              11,952                  --             142,285
Selling, general and .......................                 --
  administrative expenses ..................            536,033              15,996                  --             552,029
Corporate unallocated costs ................                 --                  --             380,112
                                                    -----------         -----------         -----------         -----------
Total Expenses .............................            666,366              27,948             380,112             694,314

Operating income (loss) ....................           (236,825)            (11,561)           (380,112)           (628,498)
Other income and expenses ..................                 --             (70,167)                551             (69,616)
                                                    -----------         -----------         -----------         -----------
Loss before income taxes ...................           (236,825)            (81,728)           (379,561)           (698,114)
Income tax benefit .........................                 --                  --                  --                   0
                                                    -----------         -----------         -----------         -----------
               Net loss - operating ........        $  (236,825)        $   (81,728)        $  (379,561)        $  (698,114)
                                                    ===========         ===========         ===========         ===========


Three Months Ended
     June 30, 2001                                     Gaming            Technology        Corp. & Other           Total
-------------------                                 -----------         -----------        -------------        -----------
Total Revenue ..............................            839,336              57,876                  --             897,212

Cost of sales ..............................             81,188              55,374                  --             136,562
Selling, general and .......................                 --
  administrative expenses ..................            754,038             126,860                  --             880,898
Corporate unallocated costs ................                 --                  --             585,000             585,000
                                                    -----------         -----------         -----------         -----------
Total Expenses .............................            835,226             182,234             585,000           1,602,460

Operating income (loss) ....................              4,110            (124,358)           (585,000)           (705,248)
Income from discontinued operations ........                 --                  --              53,455              53,455
Other income and expenses ..................                 --                  --              (8,167)             (8,167)
                                                    -----------         -----------         -----------         -----------

Income (Loss) before minority interest .....              4,110            (124,358)           (539,712)           (659,960)
Minority interest ..........................                 --                  --              24,871              24,871
                                                    -----------         -----------         -----------         -----------

Income (Loss) before income taxes ..........              4,110            (124,358)           (514,841)           (635,089)
Income tax benefit .........................                 --                  --                  --                  --
                                                    -----------         -----------         -----------         -----------
               Net Income (Loss) - operating        $     4,110         $  (124,358)        $  (514,841)        $  (635,089)
                                                    ===========         ===========         ===========         ===========

Nine Months Ended
     June 30, 2002                                          Gaming           Technology         Corp. & Other          Total
------------------                                      -----------         -----------         -----------         -----------
Total Revenue ..................................          1,388,311              33,718                  --           1,422,029

Cost of sales ..................................            336,321              24,993                  --             361,314
Selling, general and
  administrative expenses ......................          1,737,232              72,524                  --           1,809,756
Corporate unallocated costs ....................                                                  1,338,780           1,338,780
                                                        -----------         -----------         -----------         -----------
Total Expenses .................................          2,073,553              97,517           1,338,780           3,509,850

Operating income (loss) ........................           (685,242)            (63,799)         (1,338,780)         (2,087,821)
Other income and expenses ......................                 --             (83,482)             (2,685)            (86,167)
                                                        -----------         -----------         -----------         -----------
Loss before income taxes .......................           (685,242)           (147,281)         (1,341,465)         (2,173,988)
Income tax benefit .............................                 --                  --             200,000             200,000
                                                        -----------         -----------         -----------         -----------
               Net loss - operating ............        $  (685,242)        $  (147,281)        $(1,141,465)         (1,973,988)
                                                        ===========         ===========         ===========         ===========

Nine Months Ended
     June 30, 2001                                        Gaming            Technology         Corp. & Other           Total
------------------                                      -----------         -----------        -------------        -----------

Total Revenue ..................................          2,167,973             264,766                  --           2,432,739

Cost of sales ..................................            279,449             155,031                  --             434,480
Selling, general and ...........................                 --
  administrative expenses ......................          1,941,134             406,766                  --           2,347,900
Corporate unallocated costs ....................                 --                  --           1,634,621           1,634,621
                                                        -----------         -----------         -----------         -----------
Total Expenses .................................          2,220,583             561,797           1,634,621           4,417,001

Operating income (loss) ........................            (52,610)           (297,031)         (1,634,621)         (1,984,262)
Income from discontinued operations ............                 --                  --           2,320,016           2,320,016
Other income and expenses ......................                 --                  --               4,832               4,832
                                                        -----------         -----------         -----------         -----------

Income (Loss) before minority interest .........            (52,610)           (297,031)            690,227             340,586
Minority interest ..............................                 --                  --              59,406              59,406
                                                        -----------         -----------         -----------         -----------

Income (Loss) before income taxes ..............            (52,610)           (297,031)            749,633             399,992
Income tax benefit .............................                 --                  --           1,862,222           1,862,222
                                                        -----------         -----------         -----------         -----------
                   Net Income (Loss) - operating        $   (52,610)        $  (297,031)        $ 2,611,855         $ 2,262,214
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

         During 1998, Harrah's terminated its agreement with the Pokagon tribe, and the Company pursued legal remedies to recover the $600,000 in expenses from Harrah's. This receivable was fully reserved for in fiscal year ended September 30, 1998.

         A Minnesota trial court dismissed the Company's civil suit against Harrah's on May 24, 1999 for lack of jurisdiction. The Company appealed this decision to the Eighth Circuit U.S. Court of Appeals and on March 13, 2001, the Appeals Court reversed the decision and remanded the Company's suit against Harrah's back to District Court. The original facts and circumstances again exist for the Company to expect to recover this receivable, thus, the Company has reversed its allowance for doubtful accounts of $600,000. (For additional information, see Part 2 Item 1 - Legal Proceedings.)

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

         In that "Memorandum of Understanding", Mr. Pilger and the Company agreed to the following: The obligation of the Company to Mr. Pilger as of December 31, 2001 was $265,200 which includes interest of $15,200, a rate of 8% per annum on the unpaid amounts of $250,000. Mr. Pilger was indebted to the Company at December 31, 2001 in the amount of $44,535, which includes interest of $926, a rate of 8% per annum on the unpaid amounts of $43,609. The net obligation between the Company and Mr. Pilger as of December 31, 2001 was $220,665 in favor of Mr. Pilger. As part of the "Memorandum of Understanding", the following payment schedule was agreed upon: Mr. Pilger agreed to accept and was paid a payment of $80,665 on January 31, 2002 and the balance of $140,000, plus interest at a rate of 8% per annum, is payable monthly commencing February 1, 2002, in payments of $5,000 principal per month, plus interest on the unpaid balance. (Such payments are evidenced by a Promissory Note made by the Company to Mr. Pilger with certain acceleration clauses for payment by the Company). The Company's prepaid amount of these director's fees is recorded as a deferred charge of $31,250 at June 30, 2002.

Note 8 - Long-Term Debt

                               June 30,      September 30,
                                 2002            2001
                               --------        --------
Mortgage payable, 11.5%        $ 75,297        $ 76,841
Line of Credit, 9.75% .         200,000              --
  Total debt ..........         275,297          76,841
Less current obligation         275,297          76,841
                               --------        --------
  Total long-term debt         $     --        $     --
                               ========        ========




Mortgage payable, 11.5%. Note payable, interest at 11.5%, collateralized by real estate, payable in monthly installments of $1,245 with a final payment of $72,842 which was due June, 2002. This balloon payment was not made and the mortgage went into default. Pursuant to the settlement agreement between the Company and Smith/Monarch, the mortgage balloon is expected to be paid in full on August 14, 2002 by Mr. Smith (for additional information, please see Part 2 -
Item 1 Legal Proceedings

Line of credit, 9.75%. The Company has a line-of-credit arrangement with a regional bank, which provides for borrowing up to $200,000 with interest at prime plus 1%. This line-of-credit is secured by the accounts receivable of the Company and personally guaranteed by the Company's CEO, John Pilger. At June 30, 2002, the entire line had been drawn down. The credit line matured August 1, 2002 and is in the process of being renewed. The delinquency, or non-payment, is only technical in nature.

Equipment lease, 12.5%. As of December 31, 2001, the Company reclassified an operating lease to a capital lease. This lease is for the CD cutting machine used by BounceBackMedia. The equipment lease is a three-year lease ending in May of 2003. There is a $1 purchase option at the end of the lease.

Note 9 - Advance Deposit

         In December 1998, the Company entered into a Memorandum of Understanding to form a joint venture with Lakes Gaming, Inc. (NASDAQ: LACO) for the purpose of pursuing a management and development agreement to develop one or more casinos on behalf of the Pokagon Band of Potawatomi Indians (the "Pokagon Tribe") in southwestern Michigan and northern Indiana. In May 1999, the Company and Lakes Gaming entered into a Conditional Termination Agreement ("Agreement") to terminate the Memorandum of Understanding, in the event that the Pokagon Tribe chose to enter into management and development agreements solely with Lakes Gaming. In June 1999, Lakes Gaming was selected by the Pokagon Tribe to negotiate a management and development agreement and on August 31, 1999, the Pokagon Tribe ratified the Management and Development Agreement solely with Lakes Gaming to build a Michigan casino. The "Condition" terminating the "Agreement" was met and became effective. The terms of the "Agreement" call for the payment by Lakes Gaming, Inc. to the Company of fees equating to $12.4 million over five years once the casino opens and the advance payment of $2 million of these fees received by the Company on August 31, 1999. The
"Agreement" requires the Company to return the advance after five years if the casino has not opened. (The Company entered a Settlement Agreement this August 12, 2002 and assigned $1 Million of its prospective Lakes receivable to Smith/Monarch. See Note 15: Subsequent Events).

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


Note 11 - Options Granted

         Thirty Thousand (30,000) options were granted, 10,000 options to each outside director, at fair market value on June 10, 2002.


Note 12 - Stock Repurchase

         In April 1998, the Company's Board of Directors approved a stock repurchase program allowing for the purchase of up to $1.5 million shares of the Company's outstanding Common Stock. Pursuant to this agreement, the Company purchased 35,000 shares of BBTC outstanding stock.

Note 13 - Shares Cancelled

         On December 31, 1999 the Company issued 1,100,000 shares of common stock and placed them in escrow as collateral on the debt between the Company and Roy Anderson Corporation. On August 2, 2001, upon receipt of the $2.8 million due from the sale of the entertainment segment, the Company satisfied its obligation under the Second Debenture with Roy Anderson Corporation with the payment of $752,748. Upon receipt of this payment, Roy Anderson Corporation released the 1.1 million shares from escrow. The Company received these shares from the escrow agent in March 2002 and promptly cancelled the shares. This cancellation reduced the total Company shares outstanding by 9.7% from 12,487,871 to 11,352,871, a 9.7% decrease.

Note 14 - Gain on Sale of Entertainment Segment

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

Gross Proceeds ................................        $3,800,000
     Less:
     Basis of Assets and Production Rights Sold           628,431
     Commission paid on sale to related party..           195,000
     Expenses of Sale .........................            27,939
     Income Tax ...............................         1,048,137
                                                       ----------
Gain on Sale of Entertainment Segment .........        $1,900,493
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

Note 15 - Subsequent Events

         On August 12, 2002 the Company and Mr. Smith and Monarch entered into an agreement to settle all litigation initiated by the Company against Mr. Smith and Monarch, as well as all counter-claims initiated by Smith and Monarch against the Company and its CEO, John Pilger. Per the terms of the Settlement Agreement, the Company assigned to Smith and Monarch $1 Million of the prospective proceeds due the company from Lakes Gaming per the terms of the Conditional Release and Termination Agreement (see Note 9 - Advance Deposit). Per the terms of the Settlement Agreement, Smith and Monarch shall receive $200,000 per year, paid quarterly in the arrears, over the five-year term. The Company also agreed to assign $1 Million to Smith and Monarch of any D&O insurance proceeds that may be due the Company as settlement fees arising from this litigation against John Pilger, in his capacity as the Company's CEO. The Company, per the terms of the Settlement Agreement, conveyed to Smith a Quit Claim Deed of property located at 303 LaSalle Court, and lots 5 and 6 in Seapoint Subdivision, Ocean Springs, MS. Mr. Smith has agreed to satisfy the underlying mortgage held on the residence at 303 LaSalle, Ocean Springs, Mississippi.

         In turn, Smith/Monarch and its representatives released the Company and its agents from any claims they may have now or in the future relating to any prior business transactions between the parties. Per the terms of this agreement, if the Company does not recover any money under the events described above, Smith and Monarch agreed that the Company will have no further liability to them.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Following is management's discussion and analysis of significant factors, which have affected the Company's financial position, and operating results during the periods reflected in the accompanying condensed consolidated financial statements. All references to dollar amounts are in U.S. dollars.

CONTINUING OPERATIONS

         The Company has no current sources of revenue. Its technology subsidiary has essentially ceased all operations, and, as of June 30, 2002, its foreign subsidiary, CRC Tunisia, had negative working capital of $1,340,644. Accordingly, the Company anticipates no revenues until and unless Lakes Gaming, Inc. (NASDAQ: LACO) ("Lakes Gaming") opens the Pokagon Michigan Casino. (See
Note 9).

         For comparative purposes, the Company's revenues from continuing operations were $445,928 and $1,422,029, respectively, during the three-and nine-months ended June 30, 2002. This compares to $897,212 and $2,432,739 for the same periods in 2001.

         The Company's business is in a transitional business phase whereby the Company is shifting its business focus from E-commerce. As such, the Company does not have any significant domestic revenue streams. Its foreign subsidiary contributes up to a maximum of $40,000 per month, however, it has not contributed any management fees this fiscal 2002. Management continues to work toward reducing its overhead expenses.

BOUNCEBACKMEDIA.COM, INC.

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

         Revenues for the three- and nine- months ended June 30, 2002 were $16,387 and $33,718. Operating expenses for the same periods, including cost of goods sold, wages, marketing, promotional expense and office expenses were $27,948 and $97,517, respectively. This compares to revenues of $57,876 and $264,776 and operating expenses of $182,234 and $561,797 for the same periods in 2001. Operating revenues for 2002 were impacted by the relocation to Ocean Springs, Mississippi as well as a change in personnel among other factors. The decrease in operating expenses from 2001 to 2002 is directly related to the reduction in overhead expenses related to the relocation.

         BBM executed a contract with SG Partnership in January 2002 to provide professional services for multimedia work. BBM's has been unable to stimulate revenues by expanding product lines and services. BBM reduced its operating expenses by relocating to Ocean Springs, MS in June 2001. Additionally, BBM contracted SG Partnership in January 2002 to reduce BBM's overhead expenses and cost of goods. To date this partnership has been unable to generate revenue streams sufficient to offset BBM's fixed and variable expenses. The parties terminated their agreement this August 2002, and the Company will liquidate BBM's business operation.

GAMING, TUNISIA

         For comparison purposes, revenue for the three- and nine- months ended June 30, 2002 were $429,541 and $1,388,311 compared to $839,336 and $2,167,973 for the same period in 2001. This decrease was primarily due to the decrease in patron count. Operating expenses including project, general and administrative costs, depreciation and cost of sales for the three- and nine-month period ended June 30, 2002 were $666,366 and $2,073,552 compared to $835,226 and $2,220,583 for the same periods in 2001. The operating loss was ($236,825) for the three months ended June 30, 2002 compared to income of $4,110 for the same period in 2001. For the nine months ended June 30, 2002, the operating loss was ($685,241) compared to ($52,610) for the same period in 2001.

GENERAL AND ADMINISTRATIVE

         The Company's general and administrative expenses aggregated $1,338,780 for the nine-month period ended June 30, 2002 compared to $1,634,621 for the same period in 2001, a decrease of $295,841. The decrease was primarily due to the reduction of overhead with the sale of the entertainment segment and a reduction in personnel. This reduction was offset by the recognition of foreign director fees of $156,250 due to Mr. Pilger per his employment contract in December 2001. This charge includes $125,000 for fiscal year 2001 and $93,750 for the nine months ended June 30, 2002.

INTEREST EXPENSE AND INCOME

         Interest expense totaled $6,931 for the nine-month period ended June 30, 2002 compared to $14,840 for the same period in 2001. For the nine-month period ended June 30, 2002, interest expense totaled $39,164 compared to $18,025 for the same period in 2001. This increase of $21,139 was primarily due to the amortization of discounts in prior periods of bonds paid off in August 2001.
Interest income for the nine-month period ended June 30, 2002 was $2,248 compared to $2,938 for the same period in 2001, a decrease of $690. For the nine-month period ended June 30, 2002, interest income was $18,103 compared to $11,652 for the same period in 2001.

MINORITY INTEREST

         All amounts due from the 20% minority interest of  BounceBackMedia.com,
Inc.  were  eliminated  in  September  of  2001  due  to  continued   losses  of
BounceBackMedia.com, Inc. in this segment.

INCOME TAXES

         The Company recognized a tax benefit of $200,000 for the nine-month period ended June 30, 2002 due principally from current net operating loss. The Company's effective tax rates vary from statutory tax rates primarily as a result of net losses of its foreign subsidiary for which there are no tax benefits.

DISCONTINUED OPERATIONS

         No discontinued operations existed during the current nine-month period or three-month period since CRC of Branson and Country Tonite Enterprises venue were sold January 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has no current sources of revenue. Its technology subsidiary has essentially ceased all operations, and, as of June 30, 2002, its foreign subsidiary, CRC Tunisia, has negative working capital of $1,340,644. Accordingly, the Company anticipates no revenues until and unless Lakes Gaming, Inc. (NASDAQ: LACO) ("Lakes Gaming") opens the Pokagon Michigan Casino. (See
Note 9).

         As of June 30, 2002, the Company had domestic cash of $322,190 and cash in its foreign subsidiary of $439,239, for a total of $761,429. For its domestic operations, management does not believe the sum of $322,190 will be sufficient to meet the Company's cash needs through the end of calendar 2002. Accordingly, management plans to seek to raise cash through a private sale of securities, a loan from a conventional lender, or the discounting of certain receivables. However, there can be no assurance that the Company will be successful in obtaining cash through any of these means. If the Company is unable to raise cash by any of these methods, it will deplete its cash resources in the very near future.

         In its Tunisian foreign subsidiary, the Company had cash of $439,239. This subsidiary, due to continual operating losses, has negative working capital of $1,340,644 as of June 30, 2002. There is no requirement of the Company to fund these working capital deficits or operating losses. In addition, the cash held by the Tunisian subsidiary is generally not available for repatriation, and therefore may not be available to pay the Company's operating expenses (other than those expenses of the Tunisian subsidiary).

         The Company also has a line-of-credit arrangement with a regional bank, which provides for borrowing up to $200,000 at an annual interest rate of prime plus 1%. This line-of-credit is secured by the accounts receivable of the Company and the personal guaranty of the Company's CEO, John Pilger. As of January 31, 2002, and at all times thereafter, the line of credit was drawn in full. The credit line matured August 1, 2002 and is in the process of being renewed. The delinquency, or non-payment, is only technical in nature.

         The Company has executed a Revised Conditional Release and Termination Agreement with Lakes Gaming for a maximum aggregate amount of $16.1 million, which included a $2 million refundable cash down payment received by the Company in August 1999. The down payment is refundable if a casino is not opened within five years and has been recorded as an advance deposit in 2001 and 2000. As the Company cannot make any assurances that sufficient cash will be on hand as of August 2004 to make repayment if necessary to Lakes Gaming, the Company will be required to look to an outside source for these funds if repayment is required. The Company would be more likely than not be required to renegotiate the terms of repayment with Lakes Gaming. Payment of the remaining $14.1 million is contingent upon opening of the casino and other events occurring in the future. Site development of a Michigan casino by Lakes Gaming commenced in 2001. Lakes has the right under the terms of the Company's Revised Conditional Release and Termination agreement to retire its debt obligation to the Company of approximately $11.0 million by making a one-time discounted 10% present value payment of approximately $8.0 million. The Company entered a settlement agreement with Smith/Monarch this August 12, 2002 and assigned $1 Million of the prospective Lakes receivable to them (See Note 15 - Subsequent Events).

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

         During the three and nine months ended June 30, 2002 there were no capital expenditures.

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

         Mr. Willard Smith filed a counterclaim on February 16, 1999, alleging breach of contract; breach of duty of fair dealing; tortuous interference with prospective business advantage; specific performance of contract to purchase real property and fraud. Additionally, Willard Smith filed a suit on July 10, 2000, against the Company's CEO, John J. Pilger, alleging he is the alter ego of CRC and as such liable for the acts of CRC including breach of contract; breach of duty of good faith and fair dealing; tortuous interference with prospective business advantage; breach of contract to purchase real property, and fraudulent inducement. On April 9, 2001, the Company and John Pilger petitioned the Jackson County Circuit Court for a partial Summary Judgment on all the counterclaims filed by Smith and Monarch Casinos, Inc., with the exception of "breach of contract to purchase real property." The Jackson County Circuit Court denied the Company's motions for dismissal at the various counterclaims alleged by Monarch and Smith.

         On August 12, 2002 the Company and Mr. Smith and Monarch entered into an agreement to settle all litigation initiated by the Company against Mr. Smith and Monarch, as well as all counter-claims initiated by Smith and Monarch against the Company and its CEO, John Pilger. Per the terms of the Settlement Agreement, the Company assigned to Smith and Monarch $1 Million of the prospective proceeds due the company from Lakes Gaming per the terms of the Conditional Release and Termination Agreement (see
Note 9 - Advance Deposit). Per the terms of the Settlement Agreement, Smith and Monarch shall receive $200,000 per year, paid quarterly in the arrears, over the five-year term. The Company also agreed to assign $1 Million to Smith and Monarch of any D&O insurance proceeds that may be due the Company as settlement fees arising from this litigation against John Pilger, in his capacity as the Company's CEO. The Company, per the terms of the Settlement Agreement, conveyed to Smith a Quit Claim Deed of property located at 303 LaSalle Court, and lots 5 and 6 in Seapoint Subdivision, Ocean Springs, MS. Mr. Smith has agreed to satisfy the underlying mortgage held on the residence at 303 LaSalle, Ocean Springs, Mississippi.

         In turn, Smith/Monarch and its representatives released the Company and its agents from any claims they may have now or in the future relating to any prior business transactions between the parties. Per the terms of this agreement, if the Company does not recover any money under the events described above, Smith and Monarch agreed that the Company will have no further liability to them.

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

         CRC of Tunisia, S.A., the 85%-owned subsidiary of the Company, initiated arbitration proceedings against the casino lessor, Samara Casino Inc. and its control group, the Mahdoui family. The Company's position is that lessor took unauthorized advances totaling $227,229, duplicated rent payments of $210,294 and to date has been unwilling to treat these advances as prepaid rent. A three-panel Tunisian arbitration began in March 2002,

         On December 11, 2001 the Company issued a press release and a Form 8-K with respect to a civil complaint "Kevin M. Kean pltf vs. John J. Pilger; et al, including BounceBack Technologies.com dfts", filed by Kevin M Kean in Jackson County, Mississippi Circuit Court, against the Company and each of the members of its Board of Directors on November 21, 2001. Additionally, the Company received on November 28, 2001 and December 26, 2001 from Kevin M. Kean, a shareholder, a notice of demands that the Board of Directors of the Company initiate actions to rectify alleged wrong doing committed by certain officers and directors of the Company. The Company's qualified independent special investigator has begun to review these claims and allegations.

Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibit 99.1 - Certification Pursuant to Section 906 of the Sarbane-Oxley Act of 2002, 18 U.S.C. Section 1350 - Chief Executive Officer

         b) Exhibit 99.2 - Certification Pursuant to Section 906 of the Sarbane-Oxley Act of 2002, 18 U.S.C. Section 1350 - Chief Financial Officer

         c) During the quarter ended December 31, 2001, the Company filed the following reports on Form 8-K:

                  None.




                                   SIGNATURES

         In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

                                         BOUNCBACKTECHNOLOGIES.COM, INC.

August 13, 2002                                s/John J. Pilger
                                               ---------------------------------
                                               John J. Pilger,
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                         SIGNATURE AND TITLE

August 13, 2002                                s/John J. Pilger
                                               ---------------------------------
                                               John J. Pilger, Chief Executive
                                               Officer, President and Chairman
                                               of the Board of Directors
                                               ("principal executive officer")

August 13, 2002                                s/John J. Pilger
                                               ---------------------------------
                                               John J. Pilger, Chief Financial
                                               Officer and Chief Accounting
                                               Officer ("principal financial and
                                               accounting officer")