Form 10QSB/A
period 2002-06-30
BOUNCEBACKTECHNOLOGIES COM INC
filed 2002-10-04
CIK 899778

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

Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibit 99.1 - Certification Pursuant to Section 906 of the Sarbane-Oxley Act of 2002, 18 U.S.C. Section 1350 - Chief Executive Officer

         b) Exhibit 99.2 - Certification Pursuant to Section 906 of the Sarbane-Oxley Act of 2002, 18 U.S.C. Section 1350 - Chief Financial Officer

         c) Exhibit 99.3 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

         d) Exhibit 99.4 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

         e) Exhibit 99.5 - Settlement Agreement dated August 13, 2002, by and between BounceBackTechnologies.com,Inc., John J. Pilger, Willard E. Smith and Monarch Casinos, Inc.

         f) During the quarter ended December 31, 2001, the Company filed the following reports on Form 8-K:

                  None




                                   SIGNATURES

         In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

                                         BOUNCBACKTECHNOLOGIES.COM, INC.

October 1, 2002                                s/John J. Pilger
                                               ---------------------------------
                                               John J. Pilger,
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                         SIGNATURE AND TITLE

October 1, 2002                                s/John J. Pilger
                                               ---------------------------------
                                               John J. Pilger, Chief Executive
                                               Officer, President and Chairman
                                               of the Board of Directors
                                               ("principal executive officer")

October 1, 2002                                s/John J. Pilger
                                               ---------------------------------
                                               John J. Pilger, Chief Financial
                                               Officer and Chief Accounting
                                               Officer ("principal financial and
                                               accounting officer")