Form 10KSB
period 2002-09-30
BOUNCEBACKTECHNOLOGIES COM INC
filed 2002-12-30
CIK 899778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                  For the fiscal year ended September 30, 2002

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

                    Issuer's telephone number (228) 872-5558
                                              ---------------

Securities registered pursuant to Section 12(b) of the Exchange Act: None Name of each exchange on which registered: N/A
Securities registered pursuant to Section 12(g) of the Exchange Act: Common
Stock

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No.

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

         Revenues for the fiscal year ended September 30, 2002 were $2,296,780.

     As of December 16, 2002, 11,416,507 shares of Common Stock were outstanding, and the aggregate market value of such Common Stock (based upon the last reported sale price on December 16, 2002 the OTCBB), excluding outstanding shares beneficially owned by affiliates, was approximately $844,430

Transitional Small Business Disclosure Format (Check one): Yes _____; No X
                                                                        ----

                                     PART I
       ------------------------------------------------------------------


ITEM 1.  BUSINESS

The Company

     BounceBackTechnologies.com, Inc. (the "Company") is a Minnesota corporation organized in 1969. The Company's ticker symbol for its Common Stock is "BBTC" and the Common Stock is traded on the NASD OTCBB.

     Prior to January 4, 2000, the Corporation conducted its business under the name of Casino Resource Corporation. The name change was to reflect the Company's intent to focus on marketing, sales and business solutions to the Internet and e-commerce industries. The Company acquired all of the assets of Raw Data Inc., a privately owned California company. Upon the acquisition on December 31, 1999, the Company changed the name of its new 80%-owned subsidiary to BounceBackMedia.com, Inc. (BBM). As BBM has been unable to generate sufficient revenue to offset its fixed and variable expenses, the Company announced in August 2002 its intent to liquidate BBM's business operation.

     The Company, through its 85%-owned subsidiary, CRC of Tunisia, S.A., leases and operates a casino and 500-seat theatre in Sousse, Tunisia, North Africa ("Casino Caraibe"). The 42,000-square foot casino resort, which opened October 18, 1997, has over 10,000 square feet of gaming space with approximately 281 slot machines and 21 table games. CRC of Tunisia also operates a gourmet restaurant, gift shop and additional food and bar service on the property.

     The Company was also previously in the hospitality and entertainment industries. In March 1994, the Company purchased CRC of Branson, a wholly owned subsidiary, doing business as the "Country Tonite Theatre" in Branson, Missouri, which was sold to On Stage Entertainment ("On Stage") on January 31, 2001. In March 1997, another venue for CTE, Inc., a wholly owned Nevada subsidiary which produced the Country Tonite Show, which opened in Pigeon Forge, Tennessee. Country Tonite Theatre, LLC, was a joint venture between the Company and Burkhart Ventures, LLC. On December 31, 1998, the Company sold its interest in Country Tonite Theatre, LLC to its minority partner, Burkhart Ventures, LLC. The Company's Country Tonite show continued to perform under contract in the Pigeon Forge Theatre until April 20, 2000, when the Company granted Country Tonite Theatre, LLC a license to perform the show for $1.3 million for a 40-year term.

     The Company has no current sources of revenue. Its technology subsidiary has essentially ceased all operations. Its foreign subsidiary, CRC Tunisia, had negative working capital of ($1,372,405). Accordingly, the Company anticipates no revenues until and unless Lakes Gaming, Inc. (NASDAQ: LACO) ("Lakes Gaming") opens the Pokagon Michigan Casino.

         Casino Caraibe (Tunisia, North Africa)

     Casino Caraibe is leased pursuant to a revised lease agreement (with two, three-year renewal options) dated June 6, 2000 with Samara Casino Company ("Samara"). The revised lease agreement provides for an adjusted annual base rent of 480,000 dinars, which is approximately US $356,083 based on the exchange rate on December 9, 2002, plus value added taxes. In addition, a scaled variable rental fee is incurred when gross gaming revenues exceed 125,000 dinars monthly. The Company also pays rent on the Casino Caraibe Theatre at the rate of 10% of theatre revenue with a minimum payment due of one dinar (currently worth approximately US $.74, based on the exchange rate on December 9, 2002) per paying customer. Casino Caraibe is a freestanding building, which is located on a triangular piece of property in front of the 425-room Hotel Samara. The casino site is located on the main street of Sousse in the heart of the tourist center and directly off the beach. The site is approximately 1.5 acres in size. The casino was the first of its kind in the city of Sousse.

     The Republic of Tunisia is a small country in the most northern part of North Africa and is bordered on the north and east by the Mediterranean Sea, on the southeast by Libya, and on the west by Algeria. Tunisia is a destination resort area frequented by Europeans. Casinos are a recent attraction for the tourist trade in Tunisia. However, given Tunisia's geopolitical climate, the Company can give no assurances the casino will generate sufficient revenues in the future to maintain its operation in Tunisia.

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

Employees

     At September 30, 2002, the Company had 4 employees at its headquarters in Ocean Springs, Mississippi. CRC of Tunisia maintains 100 employees in Sousse, Tunisia.

     The Company is a party to an employment agreement with John J. Pilger, the Company's CEO. See Item 10, "Executive Compensation." None of the Company's employees are represented by a labor union and management considers its labor relations to be good.

ITEM 2. PROPERTIES

     The Company's leased properties include principally: Casino Caraibe theatre complex in Sousse, Tunisia, and the Company's executive office in Ocean Springs, Mississippi.

     The Company leased space in Fresno, California for BBM at a cost of $2500 per month, which was terminated December 31, 2001.

     The Company renewed its lease for executive office space in Ocean Springs, MS for a 5-year term this May 2002. Per the terms of the lease, the Company, for the first twelve months may pay $5500 in cash monthly or $2000 in cash and $3500 in stock at a fixed value of $.033/share or 10,606 shares of Company common stock. The balance of the 5-year term, the Company will pay $66,000 cash per year.

     Casino Caraibe is leased pursuant to a revised lease agreement (with two, three-year renewal options) dated June 6, 2000. (See ITEM 3: Legal Proceedings)

     The Company conveyed, per the terms of a settlement agreement, by quit claim deed, its property located at 303 LaSalle Street and lots 5 and 6 Seapoint in Ocean Springs, MS. As part of the transaction, Willard Smith satisfied the underlying mortgage held on 303 LaSalle Street by the Company (see Item 3 - Legal Proceedings).

     Finally, the Company owns several small lots and real estate parcels in Wisconsin, which it is attempting to sell. Proceeds, if any, from the sale are not expected to be material.

     The Company carries insurance on its properties, which it believes adequate for its business purpose.

ITEM 3. LEGAL PROCEEDINGS

         The Company initiated a civil suit against Harrah's on September 4, 1998 in United States District Court for District of Minnesota. The Company alleges that Harrah's breached various agreements with the Company and tortuously interfered with the Company's contractual and prospective economic advantage associated with the Pokagon Band of Potawatomi Indians' gaming opportunities. The suit further alleges that Harrah's withheld vital business information from the Company. The trial court dismissed the case on May 24, 1999 for lack of jurisdiction stating that the Company's claims were preempted by the Indian Gaming Regulatory Act. Accordingly, the court held that the Company's claims could not be heard in Federal Court. The Company asserted that it had the right to resolve the dispute with Harrah's in some forum and the trial court erred by dismissing the Company's complaint without granting the Company leave to file an amended complaint which would include a claim for an accounting and damages under the Uniform Partnership Act. The Eighth Circuit U.S. Court of Appeals filed its decision March 13, 2001, agreeing with the Company that the Federal District Court of Minnesota erred dismissing the Company's suit against Harrah's and the suit against Harrah's was remanded to the Federal District Court of
Minnesota for further proceedings. On May 16, 2001, the U.S. District Court of Minnesota set a retrial scheduling order, which allows the Company's legal representatives to initiate discovery. On October 3, 2001 Harrah's filed a motion to dismiss with the US District Court District of Minnesota claiming that the contract between Harrah's and the Company by its terms precludes the Company from asserting a claim and further that the Company's claims are speculative. On March 22, 2002, the United States District Court, District of Minnesota,
rejected all but one of the motions made by Harrah's (NYSE-HET) to dismiss various counts in the complaint. The complaint concerns the 1995 and 1996 agreements between the Company and Harrah's to jointly develop and manage gaming facilities for the Pokagon band of Potawatomi Indians in Michigan and Indiana. The Court left standing the Company's claims for breach of contract, breach of fiduciary duty and accounting under partnership law and claims against certain officers of Harrah's for aiding and abetting the alleged inappropriate activities by Harrah's. The court dismissed the Company's claim for tortuous interference with contract. The court specifically found that "the relationship between the Company and Harrah's constitutes a partnership or joint venture." After completing discovery in the case, the Company and Harrah's filed motions for summary judgment, which motions were heard on November 27, 2002 by the Court. Based upon comments made by the Court at the hearing, the Company expects the Court to deny both sides motions and set the case for trial during the Spring of 2003.

     The  Company  initiated  a civil suit  against  Willard  Smith and  Monarch
Casinos, Inc. on December 19, 1998 in the Circuit Court of Jackson County, Mississippi. The Company alleged that Mr. Smith and Monarch Casinos, Inc. breached the terms of the Memorandum of Understanding, Amendment and
Modification Agreement, and Consulting Agreement by failing to provide the services required under the terms of the agreements, breaching their obligations of good faith to the Company and by attempting to secure the termination of the Company's interest in the Pokagon project. The suit further alleged Mr. Smith has defaulted on his obligations to pay rent and maintain the up-keep of the Company residential property located at 303 LaSalle Street, Ocean Springs, Mississippi and defaulted on repayment of loans from the Company in excess of $300,000.

     Mr. Willard Smith filed a counterclaim on February 16, 1999, alleging breach of contract; breach of duty of fair dealing; tortuous interference with prospective business advantage; specific performance of contract to purchase real property and fraud. Additionally, Willard Smith filed a suit on July 10, 2000, against the Company's CEO, John J. Pilger, alleging he is the alter ego of the Company and as such liable for the acts of the Company including breach of contract; breach of duty of good faith and fair dealing; tortuous interference with prospective business advantage; breach of contract to purchase real property, and fraudulent inducement.

     On August 12, 2002 the Company and Mr. Smith and Monarch entered into an agreement to settle all litigation initiated by the Company against Mr. Smith and Monarch, as well as all counter-claims initiated by Smith and Monarch against the Company and its CEO, John Pilger. Per the terms of the Settlement Agreement, the Company assigned to Smith and Monarch $1 Million of the prospective proceeds due the company from Lakes Gaming per the terms of the Conditional Release and Termination Agreement (see Note 14 - Advance Deposit). Per the terms of the Settlement Agreement, Smith and Monarch shall receive $200,000 per year, paid quarterly in the arrears, over the five-year term. The Company also agreed to assign $1 Million to Smith and Monarch of any D&O insurance proceeds that may be due the Company as settlement fees arising from this litigation against John Pilger, in his capacity as the Company's CEO. The Company, per the terms of the Settlement Agreement, conveyed to Smith by Quit Claim Deed the property located at 303 LaSalle Court, and lots 5 and 6 in Seapoint Subdivision, Ocean Springs, MS. Mr. Smith satisfied in full the underlying mortgage held by the Company on the residence at 303 LaSalle, Ocean Springs, Mississippi.

     In turn, Smith/Monarch and its representatives released the Company and its agents from any claims they may have now or in the future relating to any prior business transactions between the parties. Per the terms of this agreement, if the Company does not recover any money under the events described above, Smith and Monarch agreed that the Company will have no further liability to them.

     On May 13, 2001, Roger Birks, the former CEO of BBM, an 80%-owned subsidiary of the Company, commenced an action in Clark County District Court, Nevada, against BBM, a Nevada company, and John J. Pilger, President of BBM and CEO of the Company, alleging: breach of BBM Purchase Agreement by the Company for failure to use its best efforts to capitalize BBM; breach of Birks' Employment Agreement; and lastly, alleging that the Company and its alter ego, John Pilger, made false representations to Plaintiff which Plaintiff acted upon with respect to the BBM Purchase Agreement and Plaintiff's Employment Agreement. Plaintiff seeks compensatory and punitive damages and has not claimed a specific amount of damages, but claims such damages exceed $40,000. The Plaintiff also seeks reimbursement of attorney fees. The Company and its CEO, John Pilger, denies the allegations and have filed counterclaims against Mr. Birks alleging that Birks has willfully caused these legal proceedings to coerce a settlement and Mr. Birks is guilty of abuse of process. Mr. Pilger further alleges Birks has acted in bad faith with malice; and is entitled to an award for punitive and exemplary damages in excess of $10,000. A trial date has been continued from December 9, 2002 to April 11, 2003. In advance of trial, the Company will be requesting the court move for imposition of sanctions, including the dismissal of Birks' complaint, because of Birks' failure to comply with discovery requirements.

     CRC of Tunisia, S.A., the 85%-owned subsidiary of the Company, initiated arbitration proceedings against the casino lessor, Samara Casino Inc. and the Mahdoui family. The Company's position is that the lessor took unauthorized advances totaling $227,229, duplicated rent payments of $210,294 and to date has been unwilling to treat these advances as prepaid rent. A three-panel Tunisian arbitration hearing began April 2002. The arbitration panel is empowered to take appropriate steps to settle the dispute between the parties.

     On June 21, 2001, the Company received notice of an assessment from the Tunisian Department of Finance for an amount totaling 4.6 million dinars ($3.43 million U.S. equivalent, based on exchange rate on December 15, 2002). This is related to unpaid gaming tax, a slot tax assessment, and an adjusted income tax assessment. The Company has retained the services of a Tunisian tax attorney, who is in the process of appealing this assessment. Based on the tax attorney's review, approximately $3.1 million dinars ($2.31 million U.S. equivalent, based on exchange rate on December 15, 2002) of this assessment relates to Tunisian statutory regulations, which require businesses to maintain original transaction documents for Tunisian tax purposes. Samara confiscated the majority of Casino Caraibe's financial operating and reporting records in December 2000, which records tracked both loans from the Company to its 85%-owned subsidiary, CRC of Tunisia as well as purchases made by the Company of equipment, furniture and fixtures for the sole benefit of CRC of Tunisia, beginning in 1997. Thus, our tax attorney has recommended CRC of Tunisia operation reserve 1.5 million dinars ($1.11 million U.S. equivalent, based on exchange rate on December 15, 2002) to satisfy this assessment. $1,572,155 has been accrued for Tunisian slot taxes. Based on the advice of former counsel, the Company's position was that it was not subject to a tax on slot revenue under Tunisian gaming law.

     On December 11, 2001 the Company issued a press release and a Form 8-K with respect to a civil complaint "Kevin M. Kean pltf vs. John J. Pilger; et al, including BounceBackTechnologies.com dfts", filed by Kevin M Kean in Jackson County, Mississippi Circuit Court, against the Company and each of the members of its Board of Directors on November 21, 2001. The Company and members of the Board petitioned Jackson County Circuit Court for a summary judgment of all allegations filed by Kean, which motion came before the court on October 11, 2002. On October 28, 2002, the Court granted BounceBackTechnologies.com,Inc. and members of the Board a Motion for Summary Judgment, which dismissed all of Mr. Kean's claims against each of the defendants. Additionally, the Company received on November 28, 2001 from Kevin M. Kean, a shareholder, a notice of demand that the Board of Directors of the Company initiate actions to rectify alleged wrong doing committed by certain officers and directors of the Company. The Company's qualified independent special investigator began to review these claims and allegations June 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fiscal year ended September 30, 2002.

                                     PART II
       ------------------------------------------------------------------


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Common Stock is traded on the NASD OTCBB. The following table sets forth, for the fiscal periods indicated, the high and low sales prices of the Common Stock as reported by NASD OTCBB for the fiscal years ended September 30, 2002 and 2001, respectively.


                                        High                  Low
                                        ----                  ---
FISCAL 2002

              First Quarter                 $ 0.20               $ 0.06
              Second Quarter                $ 0.25               $ 0.08
              Third Quarter                 $ 0.35               $ 0.12
              Fourth Quarter                $ 0.27               $ 0.09

FISCAL 2001
              First Quarter                 $ 0.25               $ 0.12
              Second Quarter                $ 0.30               $ 0.12
              Third Quarter                 $ 0.22               $ 0.12
              Fourth Quarter                $ 0.17               $ 0.10



Holders

     On December 6, 2002 there were approximately 305 record holders of the Common Stock.


Dividends

     No dividends have been declared or paid since September 30, 2000. The Company does not contemplate declaring or paying a dividend in the foreseeable near future.


Equity Compensation Plan

     The Company, through a unanimous board of director's resolution, cancelled and reissued 178,000 options under the shareholder approved employee stock option plans at significantly higher than fair market value. Additionally, 89,000 options were granted officers and directors under these plans at fair market value, with vesting one year from grant date. No executives exercised any options in 2002.

Recent Sale of Unregistered Securities

     The Company entered a revised 5-year lease agreement in May 2002 on its executive office space located at 707 Bienville Boulevard in Ocean Springs, MS. Per the terms of the lease agreement, the Company, at its option, may pay $5500 monthly or $2000 cash and $3500 in stock at a leased value of .33/share or 10,606 shares of stock monthly. The Company issued to the lessor 31,818 shares of Company stock as partial payment for months May, June and July. Additionally, the Company issued 31,818 shares of Company stock to the lessor on November 7, 2002 as partial payment for the months of August, September and October. These shares have been issued in reliance upon the exemption for private transactions under Section 4(2).


       ------------------------------ ---------------------------- ---------------------------- ----------------------------
                                                  (a)                           (b)                           (c)
       ------------------------------ ---------------------------- ---------------------------- ----------------------------
                                      Number of securities to be    Weighted average exercise      Number of securities
                                        issued upon exercise of       price of outstanding        remaining available for
       Plan Category                     outstanding options,         options, warrants and        future issuance under
                                          warrants and rights                rights              equity compensation plans
                                                                                                   (excluding securities
                                                                                                 reflected in column (a))
       ------------------------------ ---------------------------- ---------------------------- ----------------------------
       Equity compensation plans                960,833                        .67                          167
       approved by security holders
       ------------------------------ ---------------------------- ---------------------------- ----------------------------
       Equity compensation plans
       not approved by security                 213,000                       1.87                            0
       holders
       ------------------------------ ---------------------------- ---------------------------- ----------------------------
                  *Total                      1,173,833                        .89                          167
       ------------------------------ ---------------------------- ---------------------------- ----------------------------


*The Company is in the process of obtaining $500,000 bridge financing from a private lender this December 2002 - January 2003. As part of this proposed transaction, the Company will grant the private lender 150,000 options at an exercise price of $.10 per share, exercisable for five years.

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

CONTINUING OPERATIONS

     The Company's revenues from continuing operations were $2,296,780 during the fiscal year ended September 30, 2002. See "Liquidity and Capital Resources".

BOUNCEBACKMEDIA.COM, INC.

     BBM commenced operations on December 31, 1999 when it purchased all the assets of Raw Data Corp. for $85,000 cash, non-interest bearing note for $65,000 due when and if BBM reached $8,000,000 in revenue on a cumulative basis within its first two years, and 20% of BBM common stock. The Company recognized $81,500 in goodwill. The $65,000 note payable was not recorded since BBM, achieving $8,000,000 in revenue on a cumulative basis within its first two years, is not probable. The Company entered into two employment agreements with Roger Birks and Ricardo Gonzalez in January 2000. Mr. Birks was CEO of BBM from January 2000 until he terminated his employment in November 2000. Mr. Gonzalez was terminated in May 2001.

     Revenue for fiscal 2002 was $33,718 compared to $273,581 for the same period ending September 30, 2001. Operating expenses, including cost of goods sold, wages, marketing, promotional expense and office expenses were $210,734 for 2002 compared to $714,956 for fiscal 2001. Net operating loss for Fiscal 2002 was ($190,767) compared to ($441,944) for Fiscal 2001, respectively. In January 2002, the Company contracted SG Partnership to operate BBM and reduce BBM's overhead and cost of sales expense. The parties mutually agreed to terminate their agreement this August 2002. Due to BBM's poor revenue performance, the Company recognized a loss of $70,167 in reducing the carrying value of BBM's assets to their estimated net realizable value this June 2002.

     BBM has been unable to maintain a revenue stream or to generate revenues sufficient to offset its fixed and variable expenses. The Company has begun to liquidate BBM's business operation.

GAMING, TUNISIA

     CRC of Tunisia, 85% owned subsidiary of the Company, doing business as Casino Caraibe, generated revenue for fiscal 2002 of $2,263,062 compared to $3,086,514 for fiscal 2001, a decrease of $823,452 or 26%, which was primarily due to a decrease in patron count. Tunisia has experienced a decline in tourism subsequent to September 11th due to growing uncertainty of the political environment, global economic slowdown, and increased competition in the international markets. Operating expenses including project, general and administrative costs, depreciation and cost of sales decreased $870,430 from $3,839,290 in fiscal 2001 to $2,968,860 in fiscal 2002. This decrease was primarily due to the continued efforts of management to reduce expenses, specifically a continued reduction of the casino workforce, as a response to a drop in patron count. The operating loss was ($705,798) for fiscal 2002 compared to a loss of ($752,776) for fiscal 2001, respectively (See Item 6, Liquidity and Capital Resources, regarding the ability of the Company's foreign subsidiary to transfer funds to the parent). Given Tunisia's geopolitical climate, the Company can make no assurances that the business will generate sufficient revenue in the future to maintain its casino operation in Tunisia.

GENERAL AND ADMINISTRATIVE

     The Company's general and administrative expenses aggregated $1,778,912 for fiscal year 2002 compared to $2,144,391 in fiscal 2001, a decrease of $365,479 or 17% in 2002. This decrease reflects managements continued efforts to reduce its overhead expenses.

     The Company entered a revised 5-year lease agreement in May 2002 on its executive office space located at 707 Bienville Boulevard in Ocean Springs, MS. Per the terms of the lease agreement, the Company, at its option, may pay $5500 monthly or $2000 cash and $3500 in stock at a leased value of .33/share or 10,606 shares of stock monthly during the first year of the lease. Thereafter, lease payments are made in cash. The Company issued to the lessor 31,818 shares of Company stock as partial payment for months May, June and July. Additionally, the Company issued 31,818 shares of Company stock to the lessor on November 7, 2002 as partial payment for the months of August, September and October.

     On December 31, 1999 the Company issued 1,100,000 shares of common stock and placed them in escrow as collateral on the debt between the Company and Roy Anderson Corporation. On August 2, 2001 upon receipt of the $2.8 million due from the sale of the entertainment segment, the Company satisfied its obligation under the Second Debenture with Roy Anderson Corporation with the payment of $752,748. Upon receipt of this payment, Roy Anderson Corporation released the
1.1 million shares from escrow. The Company received these shares from the escrow agent in March 2002 and promptly cancelled the shares. This cancellation reduced the total Company shares outstanding by 9.7% from 12,487,871 to 11,352,871.


INTEREST EXPENSE AND INCOME

     Interest expense totaled $53,346 for 2002 compared to $27,121 for fiscal 2001. Interest income as of September 30, 2002 was $18,809 compared to $19,170 for the same period in fiscal 2001. The increase in interest expense is due to interest rates applied to a higher average corporate credit line balance for a longer period of time.

MINORITY INTEREST

         All amounts due from the 20% minority interest of BBM were eliminated in 2001 due to its continued losses in this segment.

INCOME TAXES

     The Company recognized a tax benefit of $200,000 in 2002 resulting primarily from continuing net operating losses and $2,794,641 in 2001 due principally from the reversal of the valuation allowances of its deferred tax assets. These reversals are based on management's assessment that the benefit of net operating losses will be realized from future taxable income. The Company's effective tax rates vary from statutory tax rates primarily as a result of net losses of its foreign subsidiary for which there are no tax benefits.

DISCONTINUED OPERATIONS

     Income from the entertainment segment operated just four months in 2001 was $454,431. The gain on the sale of the entertainment segment on January 31, 2001 was $1,900,493, which is net of basis of assets sold of $628,431, commission paid on sale of $195,000, expenses of sale of $27,939 and income taxes of $1,048,137. The gain on sale of entertainment segment reported in 2000 of $1,300,000 represents the sale of a license to operate the Country Tonite Show in Pigeon Forge, Tennessee.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has no current sources of revenue. Its technology subsidiary has essentially ceased all operations, and, as of September 30, 2002, its foreign subsidiary, CRC Tunisia, has negative working capital of $1,372,405. Accordingly, the Company anticipates no revenues until and unless Lakes Gaming, Inc. (NASDAQ: LACO) ("Lakes Gaming") opens the Pokegon Michigan casino. (See
Note 14 to the Financial Statements - Advance Deposit).

         As of September 30, 2002, the Company had cash available domestically of $36,120 compared to $1,313,125 as of

September 30, 2001, respectively. During 2002 and 2001, the Company received management fees from its foreign subsidiary, CRC of Tunisia, S.A., of $0 and $265,000, respectively. Although contracted to earn $40,000 per month (a total of $480,000 per year), the management fee is paid on a monthly basis based on sufficient available cash flow from operations. Total cash and cash equivalent reflected on the Balance Sheet, including domestic and foreign, totals $689,685 and $1,863,359 at September 30, 2002 and 2001, respectively.

     The Company is in the process of obtaining $500,000 bridge financing from a private lender this December 2002 - January 2003. These monies will be utilized to support the Company's short term operating needs, however, the Company can make no assurances that this transaction will be completed, and if so, management believes that current cash balances will not be sufficient to meet the Company's operating needs. Additionally, management believes that if the transaction is completed, current cash balances and the funds from a $500,000 bridge loan, will not be sufficient to meet the Company's currently anticipated cash requirements for its operations for the next twelve months. The Company's inability to obtain funds from the private sales of securities, a loan from a conventional lender, or discounting of certain receivables would have a material adverse effect on the Company's operating results, financial condition and ability to satisfy long-term debt and continue as a going concern.

     In Fiscal 2001, the Company's principal source of cash was proceeds from the sale of assets of CRC of Branson, Inc. and CTE, subsidiaries of the Company, to On Stage Entertainment, Inc. for $3.6 million, net of expenses of the sale paid directly by the Company of $222,939. On January 31, 2001, the Company closed the sale transaction with On Stage and received $350,000 in cash, a secured short term 10% interest-bearing note for $650,000, of which $150,000 was paid February 15, 2001 and $500,000 which was paid on March 15, 2001. The balance of $2,800,000, plus interest, was secured with a 10% interest-bearing promissory note due July 31, 2001, which was paid in full

     The Company's revolving line of credit with a regional bank was capped at $200,000 this August 2002 and converted to a term loan amortized over 60 months at 7.75% interest, payable at $4,021.54 per month. As of September 30, 2002 all payments are current.

     The Company has executed a Revised Conditional Release and Termination Agreement with Lakes Gaming for a maximum aggregate amount of $16.1 million, which included a $2 million refundable cash down payment received by the Company in August 1999. The down payment is refundable if a casino is not opened within five years and has been recorded as advance deposit in 2002 and 2001. As the Company cannot make any assurances that sufficient cash will be on hand as of August 2004 to make repayment if necessary to Lakes Gaming, the Company will be required to look to an outside source for these funds. The Company would more likely than not be required to renegotiate the terms of repayment with Lakes Gaming. Payment of the remaining $14.1 million is contingent upon opening of the casino and other events occurring in the future. Site development of a Michigan casino by Lakes Gaming commenced in 2001. Lakes has the right under the terms of the Company's Revised Conditional Release and Termination agreement to retire its debt obligation to the Company of approximately $11.0 million by making a one-time discounted 10% present value payment of approximately $8.0 million. However, there can be no assurances as to the timing of completion of the casino or its opening. No timetable for the opening of the casino is determinable. The compact has been signed by the Governor, approved by the Michigan senate and House of Representatives, and recognized as valid by the Secretary of the Interior. The land for the casino has been purchased and site improvements initiated. The contractor has been selected to build the casino. The Secretary of Interior has indicated that they are prepared to accept the land in trust. On Friday, March 29, 2002, the Washington D.C. Federal District Court dismissed the majority of claims in the lawsuit against the U.S. Department of the Interior, which was brought by Taxpayers of Michigan Against Casinos ("TOMAC"). The lawsuit alleged that the Pokagon Band of Potawatomi Indians of Michigan did not fit the established criteria of a tribe entitled to operate a casino. It also alleged that the Department of Interior did not act properly when it took 675 acres of land in southwestern Michigan, located in New Buffalo Township, into trust for the tribe. The single issue the Court's opinion did not resolve concerns TOMAC's allegation that the Department of Interior took the Pokagon's land into trust before a proper environmental impact study was completed. The parties responded to the Court's questions regarding this issue through September 2002. If permitted to move forward, the tribe intends to build a $160 million casino on 51 of the 675 acres taken into trust. The tribe also plans to include a hotel and restaurant in addition to its 150,000 square feet of gaming space. Until there is a favorable outcome to this legal action, no timetable for the opening of the casino can be determined. The Company expects an eventual favorable outcome and opening of a casino in New Buffalo, Michigan, but no assurances can be made.

     On June 21, 2001, the Company received notice of an assessment from the Tunisian Department of Finance for an amount totaling 4.6 million dinars ($3.43 million U.S. equivalent, based on exchange rate on December 15, 2002). This is related to unpaid gaming tax, a slot tax assessment, and an adjusted income tax assessment. The Company has retained the services of a Tunisian tax attorney, who is in the process of appealing this assessment. Based on the tax attorney's review, approximately $3.1 million dinars ($2.31 million U.S. equivalent, based on exchange rate on December 15, 2002) of this assessment relates to Tunisian statutory regulations, which require businesses to maintain original transaction documents for Tunisian tax purposes. The Company believes that Samara Casino Company is in possession of the majority of Casino Caraibe's financial operating and reporting records in December 2000, which records tracked both loans from the Company to its 85%-owned subsidiary, CRC of Tunisia as well as purchases made by the Company of equipment, furniture and fixtures for the sole benefit of CRC of Tunisia, beginning in 1997. Thus, our tax attorney has recommended CRC of Tunisia operation reserve 1.5 million dinars ($1.11 million U.S. equivalent, based on exchange rate on December 15, 2002) to satisfy this assessment. $1,572,155 has been accrued for Tunisian slot taxes. The Company had been operating under the advice of former counsel, who advised that the Company was not subject to a tax on slot revenue under Tunisian gaming law. The parent company, BounceBackTechnologies.com,Inc., incurs no liability whatsoever for debts or obligations of its Tunisian subsidiary.

     On October 5, 2001 the Company purchased on the open market 35,000 shares of BBT outstanding stock. Prior to October 5, 2001 191,050 shares had been purchased on the open market and retired under a Board approved program which allows for the purchase of 1.5 million shares of the Company's common stock.

     During fiscal 2002, there were no capital expenditures.


SEASONALITY

     The casino in Tunisia is subject to seasonal factors as the period from October to April is considered the slow tourist season.

IMPACT OF INFLATION

     Management of the Company does not believe that inflation has had any significant effect on the Company's financial condition or results of operations for the periods presented.

FOREIGN CURRENCY TRANSACTIONS

     The Company's revenues with respect to its casino venture in Tunisia will mostly be in Euros. As such, there are all the risks that pertain to fluctuations in foreign exchange rates and potential restrictions or costs associated with the transfer of funds to the United States. Gains and losses from foreign currency transactions included in operations are not material.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Given the current financial condition of the Company, the Company could not retain its independent accountant to do an audit for the 2002 fiscal year, and therefore, the financial statements for the year ended September 30, 2002 are not audited. The financial information for quarters ending December 31, 2001, March 31, 2002 and June 30, 2002 were subject to a review by the independent accountant for the Company. The Company is endeavoring to raise additional funds, and upon receipt of such funds, the Company plans to have its independent accountant perform an audit, as soon as the Company has the resources practicably to do it on the financial statements for the year ended September 30, 2002, and will thereafter amend this Annual Report on Form 10-KSB.

     The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operating losses and working capital deficiency raise substantial doubt about its ability to satisfy long term debt and continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                          Index to Financial Statements
     --------------------------------------------------------------------



Consolidated Financial Statements
     Balance Sheets........................................................   14
     Statements of Operations..............................................   15
     Statements of Stockholders' Equity....................................   16
     Statements of Cash Flows..............................................   17
     Notes to Consolidated Financial Statements............................18-36


                                            BOUNCEBACKTECHNOLOGIES.COM, INC.
                                              CONSOLIDATED BALANCE SHEETS


                        ASSETS                                                      September 30,      September 30,
                        ------                                                          2002                2001
                                                                                    --------------     ---------------
                                                                                      Unaudited
Current assets:
     Cash and cash equivalents................................................        $   689,685         $ 1,863,359
     Accounts receivable - net................................................             84,321              90,463
     Inventory................................................................             26,795              57,047
     Prepaid expenses.........................................................             92,126              95,818
                                                                                      -------------     ---------------
               Total current assets...........................................            892,927           2,106,687

Deferred income taxes.........................................................          1,710,311           1,510,311
Property and equipment - net..................................................            789,665             996,931
Goodwill, net.................................................................                  -              22,900
Other receivable..............................................................            627,500             600,000
Notes receivable - related parties, net.......................................             37,513             149,948
Other assets..................................................................             30,287              30,287
                                                                                      -------------     ---------------
                         Total assets.........................................        $ 4,088,203         $ 5,417,064
                                                                                     ==============     ===============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

Current liabilities:
     Accounts payable.........................................................          $ 382,216           $ 337,765
     Current maturities of long-term debt.....................................             59,345              76,841
     Accrued gaming tax.......................................................          1,572,155           1,074,499
     Accrued expenses and other liabilities...................................            838,014             447,913
     Deferred income taxes....................................................             10,311              10,311
                                                                                    -------------          -----------
               Total current liabilities......................................          2,862,041           1,947,329

Long-term debt, less current maturities.......................................            166,052                   -
Advance deposit...............................................................          2,000,000           2,000,000
Minority interest.............................................................                  -                   -
Stockholders' equity:
     Preferred stock, 8% cumulative, $.01 par value; 5,000,000 shares authorized;
          none issued and outstanding.........................................                  -                   -
     Common stock, $.01 par value; 30,000,000 shares authorized; 11,384,689
          and 12,487,871 issued and outstanding for 2002 and 2001.............            102,847             113,879
     Additional paid-in capital...............................................         23,187,632          23,165,749
     Retained earnings........................................................       (24,230,369)        (21,809,893)
                                                                                    -------------        -------------
               Total stockholders' equity.....................................          (939,890)           1,469,735
                                                                                    -------------        -------------
                         Total liabilities and stockholders' equity...........        $ 4,088,203         $ 5,417,064
                                                                                    =============         ============




     The accompanying notes are an integral part of these consolidated financial statements

                                            BOUNCEBACKTECHNOLOGIES.COM, INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                       For the Year Ended
                                                            -------------------------------------------
                                                               September 30,         September 30,
                                                                   2002                   2001
                                                            --------------------  ---------------------
                                                                 Unaudited
Operating Revenues:
     Gaming segment............................................    $   2,263,062            $ 3,086,514
     Technology segment........................................           33,718                273,581
     Management fees...........................................                -                      -
                                                                     ------------           ------------
          Total revenue........................................        2,296,780              3,360,095
Operating Expenses:
     Gaming cost of sales......................................          553,007                310,974
     Gaming selling, general and administrative expenses               2,415,853              3,528,316
     Technology cost of sales..................................           56,682                170,098
     Technology selling, general and administrative expenses...           83,885                544,858
     Technology asset writedown to net realizable value........           70,167
     Corporate selling, general and administrative expenses....        1,778,912              2,144,391
     Reversal of doubtful allowance............................                0              (600,000)
                                                                     ------------          -------------
          Total operating expenses.............................        4,958,506              6,098,637
                                                                     ------------          -------------
Operating loss.................................................      (2,661,726)            (2,738,542)
Other Income and Expenses:
     Other income..............................................           75,787                 14,832
     Interest income...........................................           18,809                 19,170
     Interest expense..........................................         (53,346)               (27,121)
                                                                     ------------          -------------
          Total other income and expenses......................           41,250                  6,881
                                                                     ------------          -------------

Loss before minority interest..................................      (2,620,476)            (2,731,661)
     Minority interest.........................................                -                      -
                                                                     ------------          -------------
Loss before income taxes.......................................      (2,620,476)            (2,731,661)
     Income tax benefit........................................          200,000              2,794,641
                                                                     ------------          -------------
Net Income (Loss) - Operating..................................      (2,420,476)                 62,980
                                                                     ------------          -------------

Discontinued Operations:
     Income from entertainment segment, net of taxes of
         $-0- and $246,504 in 2002 and 2001................                    0                454,431
     Gain on sale of entertainment segment, net of taxes of
         $-0- and $1,048,137 in 2002 and 2001..................                0              1,900,493
                                                                     ------------           ------------
Net income - Discontinued Operations...........................                0              2,354,924
                                                                     ------------           ------------
Net income (loss)..............................................    $ (2,420,476)            $ 2,417,904
                                                                     ============           ============

Net income (loss) per Share - Basic and Diluted
     Operating income (loss)...................................    $      (0.20)            $      0.01
     Discontinued operations...................................             0.00                   0.19
                                                                     ------------            -----------
Net Income (Loss) Per Share....................................    $      (0.20)            $      0.19
                                                                     ============            ===========

     Weighted average common shares outstanding................       11,872,471             12,474,830



     The accompanying notes are an integral part of these consolidated financial statements.



                                                 BOUNCEBACKTECHNOLOGIES.COM, INC.
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                  Year Ended September 30, 2001


                                                Shares of                      Additional                         Accumulated
                                                 Common          Common          Paid-in          Retained       Comprehensive
                                                  Stock           Stock          Capital          Deficits           Income
                                             ---------------- -------------- ---------------- ----------------------------------
Balance, September 30, 2000....................   12,461,258      $ 113,613     $ 23,155,247     $ (24,227,797)        $ 7,725

     Common stock issued.......................       26,613            266           10,502                  -              -
     Foreign currency translation adjustment...            -              -                -                  -        (7,725)
     Net income................................            -              -                -          2,417,904              -
                                                  -----------    -----------    -------------    ---------------       --------
Balance, September 30, 2001....................   12,487,871      $ 113,879     $ 23,165,749     $ (21,809,893)        $     -




                                                 BOUNCEBACKTECHNOLOGIES.COM, INC.
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                  Year Ended September 30, 2002
                                                            Unaudited

                                                Shares of                      Additional                         Accumulated
                                                 Common          Common          Paid-in          Retained       Comprehensive
                                                  Stock           Stock          Capital          Deficits           Income
                                             ---------------- -------------- ---------------- ----------------------------------
Balance, September 30, 2001....................   12,487,871      $ 113,879     $ 23,165,749     $ (21,809,893)     $       -
     Common stock issued.......................       31,818            318           21,883
     Common stock retired......................   (1,135,000)       (11,350)
     Foreign currency translation adjustment...            -
     Net income................................            -              -                -        (2,420,476)     $       -
                                                  -----------    ------------   -------------    ---------------    -----------
Balance, September 30, 2002....................   11,384,689      $ 102,847     $ 23,187,632     $ (24,230,369)     $       -




     The accompanying notes are an integral part of these consolidated financial statements.


                                                 BOUNCEBACKTECHNOLOGIES.COM, INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              For the Year Ended
                                                                   ----------------------------------------
                                                                     September 30,        September 30,
                                                                          2002                 2001
                                                                   -------------------  -------------------
                                                                       Unaudited
Operating Activities:
Net income (loss)..............................................       $  (2,420,476)         $      62,980
                                                                      -------------          -------------
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization.............................             270,536                429,313
     Deferred income taxes.....................................            (200,000)            (1,500,000)
     Provisions for doubtful accounts..........................              (5,495)                 5,640
     Amortization of discount upon conversion
          of convertible debentures............................                   -                 36,687
     Minority interest.........................................                   -                 82,602
     Other receivable..........................................             (27,500)              (600,000)
     Net change in working capital accounts....................             977,787                538,551
                                                                      -------------          -------------
Net cash provided by (used in) operating activities............          (1,405,148)              (944,227)

Investing activities:
Purchase of property and equipment.............................             (40,370)               (16,121)
Decrease in due from related party.............................             112,435                137,806
                                                                      -------------          -------------
Net cash provided by investing activities......................              72,065                121,685

Financing Activities:
Short-term borrowings..........................................             225,397                400,000
Repayment of short-term borrowings.............................            (200,000)              (400,000)
Long-term borrowings...........................................             200,000
Repayments of long term debt...................................             (76,841)            (1,100,539)
Common stock issued for compensation and rent..................              10,852                 10,768
                                                                      -------------          -------------
Net cash provided by (used in) financing activities............             159,408             (1,089,771)

                                                                      -------------          -------------

Cash flows used in operations                                            (1,173,675)            (1,912,313)
                                                                      -------------          -------------

Cash flows from discontinued operations:
Entertainment segment..........................................                   -              3,266,298
                                                                      -------------          -------------
Net cash provided by discontinued operations...................                   -              3,266,298
                                                                      -------------          -------------

Net increase (decrease) in cash................................          (1,173,675)             1,353,985
Cash at beginning of period....................................           1,863,359                509,374
                                                                      -------------          -------------
          Cash at end of period................................       $     689,684         $    1,863,359
                                                                         =============      ===============

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest expense...............................       $      53,346         $       43,635
  Cash paid for income taxes...................................       $          -          $       65,371


     The accompanying notes are an integral part of these consolidated financial statements

BounceBackTechnologies.com, Inc. and Subsidiaries
Notes to Consolidated Financial Statements



Note 1 - Short Term Financing Needs: Going Concern

     The Company has no current sources of revenue. Its technology subsidiary has essentially ceased all operations, and as of September 30, 2002, its foreign subsidiary, CRC Tunisia, has negative working capital of $1,372,405. Accordingly, the Company anticipates no revenues until and unless Lakes Gaming, Inc. (NASDAQ: LACO) ("Lakes Gaming") opens the Pokegon Michigan casino. (See
Note 14 - Advance Deposit).

     As of September 30, 2002, the Company had cash available domestically of $36,120 compared to $1,313,125 as of September 30, 2001. During 2002 and 2001,
the Company received management fees from its foreign subsidiary, CRC of Tunisia, S.A., of $0 and $265,000. Although contracted to earn $40,000 per month (a total of $480,000 per year), the management fee is paid on a monthly basis based on sufficient available cash flow from operations. Cash and cash equivalents reflected on the Balance Sheet, including domestic and foreign, totals $689,685 and $1,863,359 at September 30, 2002 and 2001, respectively.

     The Company is in the process of obtaining $500,000 bridge financing from a private lender this December 2002 - January 2003. These monies will be utilized to support the Company's short term operating needs, however, the Company can make no assurances that this transaction will be completed, and if so, management believes that current cash balances will not be sufficient to meet the Company's operating needs. Additionally, management believes that if the transaction is completed, current cash balances and the funds from a $500,000 bridge loan, will not be sufficient to meet the Company's currently anticipated cash requirements for its operations for the next twelve months. The Company's inability to obtain funds from the private sales of securities, a loan from a conventional lender, or discounting of certain receivables would have a material adverse effect on the Company's operating results, financial condition and ability to satisfy long-term debt and continue as a going concern.





Note 2 - Business

     BounceBackTechnologies.com, Inc. (the "Company") is a Minnesota corporation organized in 1969. The Company's ticker symbol for its Common Stock is "BBTC" and the Common Stock is traded on the NASD OTCBB.

     Prior to January 4, 2000, the Corporation conducted its business under the name of Casino Resource Corporation. The name change was to reflect the Company's intent to focus on marketing, sales and business solutions to the Internet and e-commerce industries. The Company acquired all of the assets of Raw Data Inc., a privately owned California company. Upon the acquisition on December 31, 1999, the Company changed the name of its new 80%-owned subsidiary to BounceBackMedia.com, Inc. (BBM). As BBM has been unable to generate sufficient revenue to offset its fixed and variable expenses, the Company announced in August 2002 its intent to liquidate BBM's business operation.

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

Continuing Operations. The Company reported in September 1999 its decision to sell its interest in the Tunisian casino and leave the gaming industry. The Company commenced negotiations to sell its 85% interest in CRC of Tunisia, S.A. to Samara Casino Company, the lessor of the Casino Caraibe property. The negotiations failed and no final sales agreement was reached. The Company has maintained full business operation of Casino Caraibe throughout the proposed sale transaction. As there is no other prospective purchaser the operating results of CRC of Tunisia, S.A. previously reported as discontinued operations in fiscal 2000 have been reclassified and reported as continuing operation through fiscal 2002.

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

Net revenues do not include the retail amount of food, beverage and other items provided gratuitously to customers. These amounts, which are included in promotional allowances, totaled $135,399 for fiscal 2002 and $187,994 for fiscal 2001, respectively. The estimated cost of providing such complimentary services, which is included in gaming cost of sales, was $67,700 for fiscal 2002 and $93,997 for fiscal 2001.

Advertising Costs. Advertising costs were expensed as incurred by the gaming segments. Advertising expense for fiscal year 2002 and 2001 was $5,920 and $64,408.

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

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                        September 30,           September 30,
                                                                           2002                    2001
                                                                     -----------------       -------------------
                                                                         Unaudited
Numerator:
     Operating income (loss)...................................          $ (2,420,476)        $        62,980
     Discontinued operations...................................                      -              2,354,924
     Extraordinary item-Gain on early extinguishment of debt...                      -                      -
                                                                     -----------------       -------------------
     Net income (loss).........................................            (2,420,476)              2,417,904

     Numerator for basic earnings (loss) per share - income (loss)
          available to common stockholders.....................          $ (2,420,476)        $     2,417,904
     Effect of diluted securities..............................                      -                      -
                                                                     -----------------       -------------------
     Numerator for diluted earnings (loss) per share-
          income (loss) available to common stockholders after
               assumed conversions.............................          $ (2,420,476)        $     2,417,904
                                                                     =================       ===================

Denominator:
     Denominator for basic earnings per share -
          weighted - average shares............................             11,872,471             12,474,830
     Effect of dilutive securities
          Employee stock options...............................                      -                      -
                                                                     -----------------       -------------------
     Dilutive potential common shares..........................                      -                      -
                                                                     -----------------       -------------------
     Denominator for diluted earnings per share -
          adjusted weighted - average shares and
               assumed conversions.............................             11,872,471             12,474,830
                                                                     =================       ===================

     Basic earnings (loss) per share:
          Operating income (loss)..............................          $      (0.20)        $          0.01
          Discontinued operations..............................                      -        $          0.19
          Extraordinary item-Gain on early extinguishment of debt..                  -        $             -
                                                                     -----------------       -------------------
          Net income (loss)....................................          $      (0.20)        $          0.20
                                                                      =================      ===================

     Diluted earnings (loss) per share:
          Operating income (loss)..............................          $      (0.20)        $          0.01
          Discontinued operations..............................                      -        $          0.19
          Extraordinary item-Gain on early extinguishment of debt..                  -        $             -
                                                                      -----------------      --------------------
          Net income (loss)....................................          $      (0.20)        $          0.20
                                                                      =================      ====================


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

Technology Segment

     Through its 80%-owned subsidiary, the Company acquired all of the assets of Raw Data Inc. a privately owned California company focused on e-commerce business-to-business solutions. BBM commenced operations on December 31, 1999 when it purchased all the assets of Raw Data Corp. for $85,000 cash, a non-interest bearing note for $65,000 due when and if BBM reached $8,000,000 in revenue on a cumulative basis within its first two years and 20% of its common stock. The Company recognized $81,500 in goodwill. The $65,000 note payable was not recorded since BBM did not achieve $8,000,000 in revenue on a cumulative basis within its first two years is not probable.

     As BBM has been unable to generate sufficient revenue to offset its fixed and variable expenses, the Company announced in August 2002 its intent to liquidate BBM's business operation.

Summary


Fiscal Year Ended September 30, 2002                  Gaming          Technology        Corp. & Other           Total
-------------------------------------              ---------------    --------------   ---------------     --------------
Total Revenue.....................................    $ 2,263,062       $    33,718                 -       $2,296,780

Cost of sales.....................................        553,007            56,682                 -          609,689
Selling, general and                                                                                -                -
  administrative expenses.........................      2,415,853            83,885                 -        2,499,738
Technology asset writedown.........                                          70,167                             70,167
Corporate unallocated costs.......................              -                 -         1,778,912        1,778,912
                                                   --------------    --------------   ---------------   --------------
Total Expenses                                          2,968,860           210,734         1,778,912        4,958,506

Operating income (loss)                                 (705,798)         (177,016)       (1,778,912)      (2,661,726)
Other income and expenses.........................              -          (13,751)           55,001            41,250
                                                   --------------    --------------   ---------------   --------------

Income (loss) before minority inerest                   (705,798)         (190,767)       (1,243,911)      (2,140,476)
Minority interest                                               -                 -                 -                -
                                                   --------------    --------------   ---------------   --------------

Income (loss) before income taxes                     $ (705,798)       $ (190,767)     $ (1,243,911)    $ (2,140,476)
Income tax benefit                                              -                 -           200,000          200,000
                                                   --------------    --------------   ---------------   --------------

Net income (loss) - operating                           (705,798)         (190,767)       (1,043,911)      (1,940,476)
                                                   ==============    ==============   ===============   ==============

As of September 30, 2002
Total assets......................................    $1,306,877        $   40,665      $  2,740,660     $  4,088,202
Total liabilities *...............................     9,312,102         1,003,801        (5,287,810)    $  5,028,093
Total equity......................................    (8,005,225)         (963,136)        8,028,471     $   (939,890)

* Includes intercompany payables and receivables which are eliminated in consolidation.



Fiscal Year Ended September 30, 2001                  Gaming          Technology        Corp. & Other           Total
-------------------------------------              ---------------    --------------   ---------------     ------------
Total Revenue..................................... $   3,086,514      $    273,581                 -       $3,360,095

Cost of sales.....................................       310,974           170,098                 -          481,072
Selling, general and                                                                                     -
  administrative expenses.........................     3,528,316           544,858                 -        4,073,174
Corporate unallocated costs.......................             -                 -         1,544,391        1,544,391
                                                   --------------    --------------   ---------------   --------------
Total Expenses                                         3,839,290           714,956         1,544,391        6,098,637

Operating income (loss)                                 (752,776)         (441,375)       (1,544,391)      (2,738,542)
Other income and expenses.........................             -              (569)            7,450            6,881
                                                   --------------    --------------   ---------------   --------------

Income (loss) before minority inerest                   (752,776)         (441,944)       (1,536,941)      (2,731,661)
Minority interest                                              -                 -                 -                -
                                                   --------------    --------------   ---------------   --------------

Income (loss) before income taxes                  $    (752,776)      $  (441,944)     $ (1,536,941)    $ (2,731,661)
Income tax benefit                                             -                 -         2,794,641        2,794,641
                                                   --------------    --------------   ---------------   --------------

Net income (loss) - operating                           (752,776)         (441,944)        1,257,700           62,980
                                                   ==============    ==============   ===============   ==============

As of September 30, 2001
Total assets...................................... $   1,317,776      $    208,559     $   3,890,729    $   5,417,064
Total liabilities *...............................     8,167,603           980,910        (5,201,184)       3,947,329
Total equity......................................    (6,849,827)         (772,351)        9,091,913        1,469,735

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


            Gross Proceeds                                            $3,800,000
               Less:
               Basis of Assets and Production Rights Sold..........      628,431
               Commission paid on sale to related party............      195,000
               Expenses of Sale....................................       27,939
               Income Tax..........................................    1,048,137
                                                                       ---------
             Gain on Sale of Entertainment Segment..................  $1,900,493
                                                                       ---------


     Because the Company realized a gain on its sale of the entertainment segment, the Company will recognize the tax benefit of previous unrecognized net operating losses carry forward (net operating losses were previously unrecognized due to uncertainty of future income). The tax benefits recognized on this transaction are $1,048,137. At September 30, 2002, the Company has remaining unrecognized net operating loss carry forwards of approximately $9,293,000 for federal and state tax purposes that begin to expire in 2009.

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

Note 7 - Accounts Receivable, Net

Corporate & Other

                                                 Fiscal Year Ended
                                         ----------------------------------
                                          September 30,      September 30,
                                             2002               2001
                                         ---------------    ---------------
Accounts receivable - employees.......           -             26,056
Accounts receivable - other...........           -             10,105
                                         ---------------    ---------------
Total accounts receivable, net........   $     -            $  36,161
                                         ===============    ===============

Gaming Segment

                                              Fiscal Year Ended
                                        ----------------------------------
                                        September 30,      September 30,
                                             2002               2001
                                        ---------------    ---------------
Accounts receivable - trade...........  $       40,111           $ 33,209
  Allowance for doubtful accounts.....               -                  -
                                        ---------------    ---------------
Net accounts receivable - trade.......          40,111             33,209

Accounts receivable - employees.......          37,918             10,374
Accounts receivable - other...........               -                  -
                                        ---------------    ---------------
Total accounts receivable, net........  $       78,029           $ 43,583
                                        ---------------    ---------------


Bad debt expense was $26,991 and $0 in 2002 and 2001, respectively.

Technology Segment

                                               Fiscal Year Ended
                                        ----------------------------------
                                        September 30,      September 30,
                                             2002               2001
                                        ---------------    ---------------
Accounts receivable - trade............  $       545        $    15,893
  Allowance for doubtful accounts......        (145)            (5,640)
                                        ---------------    ---------------
Net accounts receivable - trade........          400             10,253

Accounts receivable - employees........        5,892                466
Accounts receivable - other............            -                  -
                                        ---------------    ---------------
Total accounts receivable, net.........  $     6,292        $    10,719
                                        ---------------    ---------------

     Bad debt expense was $4,061 and $14,884 in 2002 and 2001, respectively. Substantially all of the Company's accounts receivables are related to cash advances made to employees of Casino Caraibe.

Note 8 - Inventory

         Inventory consists of:

                                       Fiscal Year Ended
                               ----------------------------------
                               September 30,      September 30,
                                    2002               2001
                               ---------------    ---------------
BBM:
     Work in process.......     $        -         $    28,350
     Supplies..............           4,809              6,131
                               ---------------    ---------------
                                      4,809             34,481
CRC of Tunisia:
     Beverage..............          21,986             22,566
                               ---------------    ---------------
                                $    26,795        $    57,047
                               ---------------    ---------------


Note 9 - Property and Equipment

     Corporate & Other The Company rents its corporate office in Ocean Springs, MS, pursuant to a lease which expires in 2007.

     Depreciation expense for property and equipment for the years ended September 30, 2002 and September 30, 2001 totaled $24,806 and $32,684, respectively.


                                                  Fiscal Year Ended
                                              ------------------------
                                         September 30,       September 30,
                                             2002                2001
                                        ----------------    ----------------
Buildings and improvements.......        $     239,517        $    239,517
Gaming equipment.................                    -                   -
Equipment........................              177,202             177,202
Furniture and Fixtures...........               76,863              76,863
                                        ----------------    ----------------
  Total Property and Equipment...              493,582             493,582
Accumulated Depreciation.........            (282,384)           (257,578)
                                        ----------------    ----------------
Property and equipment, net......       $      211,198        $    236,004
                                        ----------------    ----------------

Gaming Segment

                                                Fiscal Year Ended
                                        ------------------------------------
                                         September 30,       September 30,
                                             2002                2001
                                        ----------------    ----------------
Buildings and improvements........        $   1,169,738       $   1,140,536
Gaming equipment..................            1,404,584           1,404,584
Equipment.........................                7,108               7,108
Furniture and Fixtures............                    -                   -
                                        ----------------    ----------------
  Total Property and Equipment....            2,581,430           2,552,228
Accumulated Depreciation..........          (2,030,771)         (1,855,335)
                                        ----------------    ----------------
Property and equipment, net.......        $     550,659       $     696,893
                                        ----------------    ----------------

     Depreciation expense for property and equipment for the years ended September 30, 2002 and September 30, 2001 totaled $175,437 and $350,848, respectively.

Technology Segment



                                                 Fiscal Year Ended
                                        ------------------------------------
                                         September 30,       September 30,
                                             2002                2001
                                        ----------------    ----------------
Buildings and improvements......         $           -                 $ -
Gaming equipment................                     -                   -
Equipment.......................                95,357              84,190
Furniture and Fixtures..........                 3,500               3,500
                                        ----------------    ----------------
  Total Property and Equipment..                98,857              87,690
Accumulated Depreciation........              (71,049)            (23,656)
                                        ----------------    ----------------
Property and equipment, net.....         $      27,808            $ 64,034
                                        ----------------    ----------------



     Depreciation expense for property and equipment for the years ended September 30, 2002 and September 30, 2001 totaled $47,393 and $16,480, respectively.


Note 10 - Related Party Transaction

     Notes and advances receivable include notes and related interest due from officers and stockholders totals $37,513 and $149,948 at September 30, 2002 and 2001, respectively.

     Per the terms of the Supplemental Employment Agreement dated April 3, 1998, the Company had accrued a loan payable to Mr. Pilger totaling $265,000 (interest included) through December 31, 2001. Upon Mr. John Pilger satisfying a loan due the Company, (including interest) totaling $44,535.26, the Company owed Mr. John Pilger the net sum of $220,665. Mr. John Pilger agreed to accept $80,644.74 in cash and the balance of $140,000 payable in monthly installments of $5,000 principal plus interest, in order to conserve the Company's cash. All balances due Mr. John Pilger by the Company, per written agreement, will become immediately due and owing upon a defined event whereby the Company receives more than $500,000. Additionally, Mr. Pilger was due, per his employment contract, $125,000 September 30, 2002. In order to conserve cash, Mr. Pilger has agreed to postpone this payment until a defined event occurs, whereby the Company receives $500,000 or more.

     Dennis Evans was employed as Vice President of Corporate Marketing and Consultant to Casino Caraibe in Tunisia, N.A. Per agreement, Mr. Evans agreed to a 50% reduction in wages, which wage totaling $24,231 becomes payable upon a deferred event whereby the Company receives $750,000 or more.

     Per contract, the Company owes accrued wages totaling $44,320 to Ms. Pollman as of September 30, 2002. These wages continue to accrue at a rate of $40/hour according to hours Ms. Pollman works. All monies accrued will be immediately due and owing per written agreement, upon occurrence of an event whereby the Company receives $750,000 or more.


Note 11 - Accrued Expenses and Other Liabilities

                                                Fiscal Year Ended
                                        -----------------------------------
                                        September 30,       September 30,
                                             2002               2001
                                        ---------------    ----------------
Professional fees..............          $     46,411        $     45,000
Payroll and payroll taxes......                36,387             225,241
Interest.......................                     -                 741
Sales tax......................                     -                 145
Insurance......................                30,541              20,936
Accrued rent...................               494,249             188,604
Foreign Director Fees..........               100,000                   -
Other..........................               130,426             (32,754)
                                        ---------------    ----------------
                                         $    838,014        $    447,913
                                        ===============    ================

Note 12 - Credit Arrangements

     The Company had a line-of-credit arrangement with a regional bank, which provided for borrowing up to $200,000 with interest at prime plus 1%. The loan was capped September 30, 2002 and written as a 5-year term loan at 7.75% interest.

Note 13 - Long-Term Debt

                                                      Fiscal Year Ended
                                              ------------------------------------
                                               September 30,        September 30,
                                                   2002                2001
                                              ---------------     ----------------
Equipment lease, 12.5%                         $      25,397        $           -
Term loan, 7.75%                                     200,000                    -
Mortgage payable, 11.5%.......                             -               76,841
                                              ---------------     ----------------
  Total debt..................                       225,397               76,841
Less current obligation.......                        59,345               76,841
                                              ---------------     ----------------
  Total long-term debt........                 $     166,052        $           -
                                              ===============     ================

Long-term debt consists of the following:

Equipment Lease, 12.5%. As of December 31, 2001, the Company reclassified an operating lease to a capital lease. This lease is for the CD cutting machine used by BBM. The equipment lease terminates in May 2003 with a $1 buyout provision.

Term Note, 7.75%. The Company has a line-of-credit arrangement with a regional bank, which provides for borrowing up to $200,000 with interest at prime plus 1%. This line-of-credit is secured by the accounts receivable of the Company and personally guaranteed by the Company's CEO, John Pilger. During September 2002, the line was capped and renewed as a term note payable over 60 months at 7.75% interest.




Annual maturities. As of September 30, 2002, annual maturities of long-term debt are as follows:

                                   Year Ending
                                   -----------
                                        2004      36,674
                                        2005      39,619
                                        2006      42,801
                                        2007      46,958
                                        2008           -
                                           --------------
                                           $     166,052
                                           --------------


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

     The Agreement with Lakes Gaming, Inc. contains additional fees the Company can earn in the aggregate of $2.5 million contingent on certain events that may occur, such as the Tribe building an additional casino in Indiana and selecting Lakes Gaming as the manager, the location of the Indiana casino, and other events. However, at this time, there is no plan by the Pokagon Indians to pursue this additional casino.

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

The land for the casino has been purchased and site improvements initiated. The contractor has been selected to build the casino. The Secretary of Interior is prepared to accept the land in trust. On Friday, March 29, 2002, Washington D.C. Federal District Court dismissed the majority of claims in a lawsuit against the U.S. Department of the Interior, which was brought by Taxpayers of Michigan Against Casinos ("TOMAC"). The lawsuit alleged that the Pokagon Band of Potawatomi Indians of Michigan did not fit the established criteria of a tribe entitled to operate a casino. It also alleged that the Department of Interior did not act properly when it took 675 acres of land in southwestern Michigan, located in New Buffalo Township, into trust for the tribe. The single issue the Court's opinion did not resolve concerns TOMAC's allegation that the Department of Interior took the Pokagon's land into trust before a proper environmental impact study was completed. The parties responded to the Court's questions regarding this issue through September 2002. If it is permitted to move forward, the tribe intends to build a $160 million casino on 51 of the 675 acres taken into trust. The tribe also has announced a Phase II development, which plans include a hotel and restaurant in addition to its 150,000 square feet of gaming space. Until there is a favorable outcome to this legal action, no timetable for the opening of the casino can be determined. The Company expects an eventual favorable outcome and opening of a casino in New Buffalo, Michigan, but no assurances can be made.

Note 15 - Lease Commitments

     The Company and its subsidiaries lease buildings and equipment under non-cancelable operating lease agreements, which expire at various times through the year 2007. These leases generally provide that the Company pay taxes, insurance and maintenance related to leased assets.

     Casino Caraibe is leased pursuant to a revised lease agreement (with two, three-year renewal options) dated June 6, 2000. The revised lease agreement provides for an adjusted annual base rent of 480,000 dinars, which is approximately US $356,083 based on the exchange rate at December 9, 2002, plus value added taxes. In addition, a scaled variable rental fee is incurred when gross gaming revenues exceed 125,000 dinars monthly. The Company also pays rent on the Casino Theatre at the rate of 10% of theatre revenue with a minimum payment due of one dinar (currently worth approximately $.74 based on the exchange rate of 1.348 Dinars = $1.00 US as of December 9, 2002) per paying customer. Casino Caraibe entered arbitration in Tunisia with the lessor on September 17, 2001 in order to mediate a dispute between the casino and the lessor. The Company contends the lessor has inappropriately advanced itself $227,229, duplicated rent payments of $210,294, and to date has been unwilling to treat these advances as prepaid rent (See Legal Proceedings.)

     The Company entered a revised 5-year lease agreement in May 2002 on its executive office space located at 707 Bienville Boulevard in Ocean Springs, MS. Per the terms of the lease agreement, the Company, at its option, may pay $5500 monthly or $2000 cash and $3500 in stock at a leased value of .33/share or 10,606 shares of stock monthly for the first year of the lease. Thereafter, lease payments are paid in cash. The Company issued to the lessor 31,818 shares of Company stock as partial payment for months May, June and July. Additionally, the Company issued 31,818 shares of Company stock to the lessor on November 7, 2002 as partial payment for the months of August, September and October.

     Total rent expense under operating leases was $595,281 and $646,893 in 2002 and 2001.

     At September 30, 2002, the Company was obligated non-cancelable operating leases to make future minimum lease payments as follows:

                                   Year Ending
                                   -----------
                                        2003      479,042
                                        2004      461,796
                                        2005      449,561
                                        2006      443,240
                                        2007      413,240
                                           --------------
                                           $    2,246,879
                                           --------------

Note 16 - Stock Repurchase - Stock Cancellation

     In April 1998, the Company's Board of Directors approved a stock repurchase program allowing for the purchase of up to $1.5 million shares of the Company's outstanding common stock. On October 5, 2001, the Company purchased 35,000 shares of BBT common stock on the open markets. Prior to October 5, 2001, 191,050 shares of common stock had been purchased on the open market and subsequently retired.

     On December 31, 1999 the Company issued 1,100,000 shares of common stock and placed them in escrow as collateral on the debt between the Company and Roy Anderson Corporation. On August 2, 2001 upon receipt of the $2.8 million due from the sale of the entertainment segment, the Company satisfied its obligation under the Second Debenture with Roy Anderson Corporation with the payment of $752,748. Upon receipt of this payment, Roy Anderson Corporation released the
1.1 million shares from escrow. The Company received these shares from the escrow agent in March 2002 and promptly cancelled the shares. This cancellation reduced the total Company shares outstanding by 9.7% from 12,487,871 to 11,352,871.

Note 17 - Unregistered Stock Issuance

     The Company entered a revised 5-year lease agreement in May 2002 on its executive office space located at 707 Bienville Boulevard in Ocean Springs, MS. Per the terms of the lease agreement, the Company, at its option, may pay $5500 monthly or $2000 cash and $3500 in stock at a leased value of .33/share or 10,606 shares of stock monthly. The Company issued to the lessor 31,818 shares of Company stock as partial payment for months May, June and July for the first year. Additionally, the Company issued 31,818 shares of Company stock to the lessor on November 7, 2002 as partial payment for the months of August, September and October.

Note 18 - Income Taxes

Income tax expense (benefit) consists of the following:

                                                Fiscal Year Ended
                                        ------------------------------------
                                         September 30,       September 30,
                                             2002                2001
                                        ---------------    -----------------
Currently payable:
  Federal..................               $      -          $         -
  State....................                        -                    -
                                        ---------------    -----------------
                                                   -                    -
Deferred:
  Federal..................                (156,522)          (2,445,311)
  State....................                 (43,478)            (349,330)
                                        ---------------    -----------------
                                          $(200,000)        $ (2,445,311)
                                        ===============    =================


Deferred tax assets and liabilities consist of the following:

                                                Fiscal Year Ended
                                        ----------------------------------
                                        September 30,       September 30,
                                             2002                2001
                                        ---------------    ---------------
Deferred tax asset
     Net operating losses.........       $    3,917,075    $     3,717,075
     Valuation allowance..........          (1,819,049)        (1,819,049)
                                        ---------------    ---------------
                                             2,098,026          1,898,026

Deferred tax liabilities
     Depreciation expense..........              20,623             20,623
     Deferred revenue..............             377,403            377,403
                                        ---------------    ---------------
                                                398,026            398,026
    Less: current portion..........            (10,311)           (10,311)
                                        ---------------    ---------------
                                                387,715            387,715
                                        ---------------    ---------------
   Net deferred tax asset..........      $    1,710,311    $     1,510,311
                                        ---------------    ---------------


     A valuation allowance is provided to reduce the deferred tax assets to a level, which, more likely than not, will be realized. The netting of deferred assets and liabilities reflects management's estimate of the amount which will be realized from future taxable income which can be predicted with reasonable certainty.

     The Corporation has net operating losses carry-forward of approximately $11,700,000 for Federal and state tax purposes that begin to expire in 2009.


Note 19 - Options and Awards

     Certain financial consultants to the Company received options in January 1993 to acquire 12,500 shares of common stock as consideration for services rendered. These options are fully vested and are exercisable at $3.10 per share for 12,500 shares, which expire January 21, 2003 at $0.75 per share for 70,000 shares, which expire November 20, 2004. None of these options have been exercised to date.

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

     Thirty Thousand (30,000) options were granted; 10,000 options to each outside director, at fair market value, on June 10, 2002.

     The Company has two active stock incentive plans. In July 1993, the Company adopted a stock option plan (the "1993 Plan"), which was amended in 1995, and in April 1997, the Company's stockholders approved a separate stock option plan (the "1997 Plan"). Both plans provide for the issuance of incentive stock options at a purchase price approximating the fair market value of the Company's common shares at the date of the grant (or 110% of such fair market value in the case of substantial stockholders). The 1993 and 1997 Plans also authorize the Company to grant nonqualified options, stock appreciation rights, restricted stock and deferred stock awards. A total of 1,000,000 shares of the Company's common stock have been reserved pursuant to the 1993 and 1997 Plans. As of September 30, 2002, there were 500,000 options outstanding and exercised under the 1993 Plan and there were 499,833 options outstanding under the 1997 Plan and 167 shares available for grant under such plan.


The following table summarizes information related to shares under option and shares available for grant under the Note 16 Company's 1993 and 1997 Plans:

                                                       Number of       Weighted Average
                                                         Shares         Exercise Price
                                                      -------------   -------------------
Options outstanding at September 30, 2000......             910,633                $ 1.07
  Granted......................................                   -                     -
  Exercised, expired or forfeited..............            (24,500)                  1.97
                                                      -------------   -------------------
Options outstanding at September 30, 2001......             886,133                $ 1.04
  Granted......................................             262,000                  0.35
  Exercised, expired or forfeited..............           (187,300)                (1.98)
                                                      -------------   -------------------
Options outstanding at September 30, 2002......             960,833                $ 0.67


The following table summarizes information about stock options under the Company's 1993 and 1997 Plans outstanding at September 30, 2002.

                                            Outstanding                         Exercisable
                          Number of      Weighted Average      Number of      Weighted Average
Range of Exercise Price    Shares         Exercise Price        Shares         Exercise Price
-------------------------------------    ------------------   ------------   -------------------
$0.31 - $0.62...........     747,000     $     0.39              653,000                $ 0.43

1.00 - 1.94.............     151,333           1.49              151,333                  1.49

2.00 - 2.375............      61,500           2.03               61,500                  2.03

3.13 - 3.75.............       1,000           3.12                1,000                  3.12

                         ------------    ------------------   ------------   -------------------
                             960,833     $     0.67              866,833                $ 0.73
                         ------------    ------------------   ------------   -------------------


     The Company applies APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for options. Under APB Opinion 25, because the exercise price of the options equals the market price of the underlying stock on the measurement date, no compensation expense is recognized.



Note 20 - Other Receivable

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

     A Minnesota trial court dismissed the Company's civil suit against Harrah's on May 24, 1999 for lack of jurisdiction. The Company appealed this decision to the Eighth Circuit U.S. Court of Appeals and on March 13, 2001, the Appeals Court reversed the decision and remanded the Company's suit against Harrah's back to District Court. The original facts and circumstances again exist for the Company to expect to recover this receivable, thus, the Company has reversed its allowance for doubtful accounts of $600,000. Please see also, Note 22 - Commitments and Contingencies, for additional information regarding this receivable.


Note 21 - Contingent Liability

     As part of the consideration given for the assets purchased from Raw Data, Inc., BBM issued a non-interest bearing note for $65,000 due when and if it reached $8,000,000 in revenue on a cumulative basis within its first two years. The $65,000 note payable was not recorded since BBM achieving $8,000,000 in revenue on a cumulative basis within its first two years is not probable. BBM's cumulative revenues for the 2-year period through December 31, 2002 were approximately $800,000.



Note 22 - Commitments and Contingencies


     The Company initiated a civil suit against Harrah's on September 4, 1998 in United States District Court for District of Minnesota. The Company alleges that Harrah's breached various agreements with the Company and tortuously interfered with the Company's contractual and prospective economic advantage associated with the Pokagon Band of Potawatomi Indians' gaming opportunities. The suit further alleges that Harrah's withheld vital business information from the Company. The trial court dismissed the case on May 24, 1999 for lack of jurisdiction stating that the Company's claims were preempted by the Indian Gaming Regulatory Act. Accordingly, the court held that the Company's claims could not be heard in Federal Court. The Company asserted that it had the right to resolve the dispute with Harrah's in some forum and the trial court erred by dismissing the Company's complaint without granting the Company leave to file an amended complaint which would include a claim for an accounting and damages under the Uniform Partnership Act. The Eighth Circuit U.S. Court of Appeals filed its decision March 13, 2001, agreeing with the Company that the Federal District Court of Minnesota erred dismissing the Company's suit against Harrah's and the suit against Harrah's was remanded to the Federal District Court of Minnesota for further proceedings. On May 16, 2001, the U.S. District Court of Minnesota set a retrial scheduling order, which allows the Company's legal representatives to initiate discovery. On October 3, 2001 Harrah's filed a motion to dismiss with the US District Court District of Minnesota claiming that the contract between Harrah's and the Company by its terms precludes the Company from asserting a claim and further that the Company's claims are speculative. On March 22, 2002, the United States District Court, District of Minnesota, rejected all but one of the motions made by Harrah's (NYSE-HET) to dismiss various counts in the complaint. The complaint concerns the 1995 and 1996 agreements between the Company and Harrah's to jointly develop and manage gaming facilities for the Pokagon band of Potawatomi Indians in Michigan and Indiana. The Court left standing the Company's claims for breach of contract, breach of fiduciary duty and accounting under partnership law and claims against certain officers of Harrah's for aiding and abetting the alleged inappropriate activities by Harrah's. The court dismissed the Company's claim for tortuous interference with contract. The court specifically found that "the relationship between the Company and Harrah's constitutes a partnership or joint venture." After completing discovery in the case, the Company and Harrah's filed motions for summary judgment, which motions were heard on November 27, 2002 by the Court. Based upon comments made by the Court at the hearing, the Company expects the Court to deny both sides motions and set the case for trial during the Spring of 2003.

     The Company initiated a civil suit against Willard Smith and Monarch Casinos, Inc. on December 19, 1998 in the Circuit Court of Jackson County, Mississippi. The Company alleged that Mr. Smith and Monarch Casinos, Inc. breached the terms of the Memorandum of Understanding, Amendment and Modification Agreement, and Consulting Agreement by failing to provide the services required under the terms of the agreements, breaching their obligations of good faith to the Company and by attempting to secure the termination of the Company's interest in the Pokagon project. The suit further alleged Mr. Smith has defaulted on his obligations to pay rent and maintain the up-keep of the Company residential property located at 303 LaSalle

Street, Ocean Springs, Mississippi and defaulted on repayment of loans from the Company in excess of $300,000.

     Mr. Willard Smith filed a counterclaim on February 16, 1999, alleging breach of contract; breach of duty of fair dealing; tortuous interference with prospective business advantage; specific performance of contract to purchase real property and fraud. Additionally, Willard Smith filed a suit on July 10, 2000, against the Company's CEO, John J. Pilger, alleging he is the alter ego of the Company and as such liable for the acts of the Company including breach of contract; breach of duty of good faith and fair dealing; tortuous interference with prospective business advantage; breach of contract to purchase real property, and fraudulent inducement.

     On August 12, 2002 the Company and Mr. Smith and Monarch entered into an agreement to settle all litigation initiated by the Company against Mr. Smith and Monarch, as well as all counter-claims initiated by Smith and Monarch against the Company and its CEO, John Pilger. Per the terms of the Settlement Agreement, the Company assigned to Smith and Monarch $1 Million of the prospective proceeds due the company from Lakes Gaming per the terms of the Conditional Release and Termination Agreement (see Note 14 - Advance Deposit). Per the terms of the Settlement Agreement, Smith and Monarch shall receive $200,000 per year, paid quarterly in the arrears, over the five-year term. The Company also agreed to assign $1 Million to Smith and Monarch of any D&O insurance proceeds that may be due the Company as settlement fees arising from this litigation against John Pilger, in his capacity as the Company's CEO. The Company, per the terms of the Settlement Agreement, conveyed to Smith by Quit Claim Deed the property located at 303 LaSalle Court, and lots 5 and 6 in Seapoint Subdivision, Ocean Springs, MS. Mr. Smith satisfied in full the underlying mortgage held by the Company on the residence at 303 LaSalle, Ocean Springs, Mississippi.


     In turn, Smith/Monarch and its representatives released the Company and its agents from any claims they may have now or in the future relating to any prior business transactions between the parties. Per the terms of this agreement, if the Company does not recover any money under the events described above, Smith and Monarch agreed that the Company will have no further liability to them.

     On May 13, 2001, Roger Birks, the former CEO of BBM, an 80%-owned subsidiary of the Company, commenced an action in Clark County District Court, Nevada, against BBM, a Nevada company, and John J. Pilger, President of BBM and CEO of the Company, alleging: breach of BBM Purchase Agreement by the Company for failure to use its best efforts to capitalize BBM; breach of Birks' Employment Agreement; and lastly, alleging that the Company and its alter ego, John Pilger, made false representations to Plaintiff which Plaintiff acted upon with respect to the BBM Purchase Agreement and Plaintiff's Employment Agreement. Plaintiff seeks compensatory and punitive damages and has not claimed a specific amount of damages, but claims such damages exceed $40,000. The Plaintiff also seeks reimbursement of attorney fees. The Company and its CEO, John Pilger, deny the allegations and have filed counterclaims against Mr. Birks alleging that Birks has willfully caused these legal proceedings to coerce a settlement and Mr. Birks is guilty of abuse of process. Mr. Pilger further alleges Birks has acted in bad faith with malice; and is entitled to an award for punitive and exemplary damages in excess of $10,000. A trial date has been continued from December 9, 2002 to April 11, 2003. In advance of trial, the Company will be requesting the court move for imposition of sanctions, including the dismissal of Birks' complaint, because of Birks' failure to comply with discovery requirements.

     CRC of Tunisia, S.A., the 85%-owned subsidiary of the Company, initiated arbitration proceedings against the casino lessor, Samara Casino Inc. and the Mahdoui family. The Company's position is that the lessor took unauthorized advances totaling $227,229, duplicated rent payments of $210,294 and to date has been unwilling to treat these advances as prepaid rent. A three-panel Tunisian arbitration hearing began April 2002. The arbitration panel is empowered to take appropriate steps to settle the dispute between the parties.

     On June 21, 2001, the Company received notice of an assessment from the Tunisian Department of Finance for an amount totaling 4.6 million dinars ($3.43 million U.S. equivalent, based on exchange rate on December 15, 2002). This is related to unpaid gaming tax, a slot tax assessment, and an adjusted income tax assessment. The Company has retained the services of a Tunisian tax attorney, who is in the process of appealing this assessment. Based on the tax attorney's review, approximately $3.1 million dinars ($2.31 million U.S. equivalent, based on exchange rate on December 15, 2002) of this assessment relates to Tunisian statutory regulations, which require businesses to maintain original transaction documents for Tunisian tax purposes. Samara confiscated the majority of Casino Caraibe's financial operating and reporting records in December 2000, which records tracked both loans from the Company to its 85%-owned subsidiary, CRC of Tunisia as well as purchases made by the Company of equipment, furniture and fixtures for the sole benefit of CRC of Tunisia, beginning in 1997. Thus, our tax attorney has recommended CRC of Tunisia operation reserve 1.5 million dinars ($1.11 million U.S. equivalent, based on exchange rate on December 15, 2002) to satisfy this assessment. $1,572,155 has been accrued for Tunisian slot taxes. Based on the advice of former counsel, the Company's position was that it was not subject to a tax on slot revenue under Tunisian gaming law.

     On December 11, 2001 the Company issued a press release and a Form 8-K with respect to a civil complaint "Kevin M. Kean pltf vs. John J. Pilger; et al, including BounceBackTechnologies.com dfts", filed by Kevin M Kean in Jackson County, Mississippi Circuit Court, against the Company and each of the members of its Board of Directors on November 21, 2001. The Company and members of the Board petitioned Jackson County Circuit Court for a summary judgment of all allegations filed by Kean, which motion came before the court on October 11, 2002. On October 28, 2002, the Court granted BounceBackTechnologies.com,Inc. and members of the Board a Motion for Summary Judgment, which dismissed all of Mr. Kean's claims against each of the defendants. Additionally, the Company received on November 28, 2001 from Kevin M. Kean, a shareholder, a notice of demand that the Board of Directors of the Company initiate actions to rectify alleged wrong doing committed by certain officers and directors of the Company. The Company's qualified independent special investigator began to review these claims and allegations June 2002.



Note 23-Subsequent Events

     The Company is in the process of obtaining $500,000 bridge financing from a private lender this December 2002 - January 2003. This loan will be used by the Company to meet its ongoing operating expenses. Per the terms of this draft transaction, the loan will be payable in full on or before five years from the date of issuance subject to various prepayment triggers which are outlined within the terms of the loan agreement. The note due the private lender will be secured by the Company's corporate guarantee; the stream of payments due the Company per the terms in the Revised and Restated Termination Agreement by Lakes Gaming, Inc. (see Note 14 - Advance Deposit) as well as any monetary recovery awarded the Company from its litigation with Harrah's. Additionally, 150,000 options at a strike price of $.10 per share exercisable for a 5-year period will be granted to the private lender per the proposed terms of this transaction.

     Per the terms of a renewed lease agreement on the corporate offices located at 707 Bienville Boulevard, Ocean Springs, MS, the Company issued rent payments for the months of August, September and October to the lessor totaling 31,818 shares of Company common stock on November 7, 2002.

     The Company received notice on December 18, 2002 of claim by a James Barnes for alleged breach of contract dated March 10, 1995. Mr. Barnes demands the Company satisfy, per the terms of this contract regarding the Pokagon Casino Development, a 5% commission or $500,000. Mr. Barnes's attorney indicates if the Company is unwilling to settle this claim, Mr. Barnes will proceed to file suit in Jackson County, MS. The Company believes that there is no merit to Mr. Barnes' claim, and is prepared to vigorously defend itself.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Given the financial condition of the Company, the Company could not afford to retain its independent accountant for the audit of the 2002 financial statements. There was no disagreement with the accountants, and upon the Company raising additional funds, the Company will engage its independent accountant for the 2002 audit which will be performed as soon as the Company has the resources practicably to do it.

                                    PART III
     -------------------------------------------------------------------

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information as of September 30, 2002 regarding the directors and executive officers of the Company, including information as to their principal occupations for the last five years, certain other directorships held by them, and their ages as of the date hereof.

     John J. Pilger, age 56, has been the Chief Executive Officer and a director of the Company since 1984, and served as President from 1984 to 1993 and resumed such role in Fiscal 1995. Mr. Pilger was previously Chairman of the Board until July 1994 and resumed such role in April 1995. Mr. Pilger oversees all Company activities including operations, acquisitions, development and construction. Additionally Mr. Pilger is the Chief Financial Officer of the Company.

     Dennis Evans, age 56, has been a director since March 17, 1997. Mr. Evans brings more than 30 years of sales and marketing business experience to the Board. Mr. Evans is currently self-employed. Mr. Evans has acted as President of several large sales and marketing firms, as well as consultant to several mid-western development companies. Mr. Evans acted as a marketing consultant to the Country Tonite Theatres in Branson and Pigeon Forge and to the Company's casino development in Tunisia, North Africa until September 16, 2002.

     Noreen Pollman, age 54, has served as Secretary to the Company since March 1995 and as a director since March 1995 and from 1987 to 1993. Since 1984, Ms. Pollman was Vice President of Operations for each of the Company's operating businesses with responsibility for the development and implementation of operating budgets to February 1998. Ms. Pollman currently serves as a consultant to the Company.

     Robert J. Allen, age 42, was named Vice President of Entertainment of the Company on August 1, 1994 until March 2001. He has served as a director of the Company since March 1995 and from 1987 to 1993. Currently Mr. Allen is self-employed. Mr. Allen acted as Regional Vice President for On Stage Entertainment, Inc. from April 2001 to October 2002.

     Jeffrey Abel, age 42, was elected by the Board of Directors on January 2, 2002 to serve as a Class B director until the Shareholder Meeting in 2004 to fill the vacancy created by Dr. Timothy Murphy's resignation. Mr. Abel served as Construction Manager for the Company from 1982 until 1992; and Project Manager of development from 1992-1994. From 1994 to May 1998, Mr. Abel served as Construction Manager for Grand Casino, overseeing projects in Mississippi and Louisiana. Currently Mr. Abel is Construction Manager for MGM/Mirage in Biloxi, Mississippi.

     Jason Pilger, age 28, was elected by the Board of Directors on April 3, 2002 to serve as a Class A director until the annual meeting to be held in 2003, to fill the vacancy created by John Steiner's resignation. Mr. Jason Pilger is the oldest son of the Company's CEO, John J. Pilger. Mr. Jason Pilger worked for the Company between 1996 and 1999 in the Company's project development area. Since February 1999, Mr. Jason Pilger has worked for a Gulfport, Mississippi Mitsubishi car dealership of which he is the General Manager.

     Officers serve at the discretion of the Board of Directors.



                                  OTHER MATTERS

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors, and certain shareholders to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission. To the Company's knowledge, based on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the Company's fiscal year ended September 30, 2002 all Section 16(a) filing requirements were complied with and filed in a timely fashion.

ITEM 10. EXECUTIVE COMPENSATION

     Summary Compensation Table

     The following table sets forth information concerning the annual and long-term compensation earned by John J. Pilger, the Named Executive Officer (as defined below) for services rendered in all capacities to the Company for the fiscal years ended September 30, 2002, 2001 and 2000 respectively.

                                                   SUMMARY COMPENSATION TABLE

                                                                         Other        Restricted  Securities
                                                                        Annual          Stock     Underlying      All Other
                                 Fiscal    Salary          Bonus         Comp.          Awards      Options     Compensation
Name and Principal Position (1)   Year      ($)             ($)           ($)            ($)          (#)            ($)
---------------------------------------- -----------     -----------   ----------     ----------- ------------  --------------
John J. Pilger (2)..............  2002      298,741  (8)     -0-         128,516 (9)      -0-         -0-             8,380 (10)
  Chief Executive Officer         2001      268,001  (3)     85,000 (4)   -0-             -0-         -0-           390,306 (5)
                                  2000      253,845  (6)     -0-          -0-             -0-         -0-           165,306 (7)

1) Under Securities and Exchange Commission rules, the "Named Executive Officers" include (i) each person who served as Chief Executive Officer during fiscal 2002, (ii) each person who (a) served as an executive officer at September 30, 2002, (b) was among the four most highly paid executive officers of the Company, not including the Chief Executive Officer, during fiscal 2002 and (c) earned total annual salary and bonus compensation in fiscal 2002 in excess of $100,000 and (iii) up to two persons who would be included under clause (ii) above had they served as an executive officer at September 30, 2002.

2) During fiscal 2002, 2001, and 2000, Mr. Pilger received personal benefits, the aggregate amount of which did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for Mr. Pilger in such years.

3) Gross salary of $268,001 included $18,183 for calendar year 2000 vacation paid in lieu of time off.

4) Per the terms of Mr. Pilger's employment agreement with the Company, the bonus was paid as a defined percent of net profit.

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

7) Non-cash compensation of $165,306 reduced Mr. Pilger's payable to BounceBackTechnologies.com, Inc. In turn, Mr. Pilger canceled monies due him the last year of his three-year agreement whereby he was to receive $125,000.00 in fees from CRC Tunisia S.A. for fiscal year 2000, as compensation for his serving as personal license holder and Chairman on the Foreign subsidiary as granted by the Board of Directors of the Company.

8) Gross salary of $298,747 includes $19,614 for calendar year 2001 vacation paid in lieu of time off.

9) Partial pay down of note contractually due Mr. Pilger per the terms of his employment agreement.

10)      Includes payment for life insurance premiums totaling $8,380.

EMPLOYMENT AGREEMENTS


     The Company entered into an Employment Agreement ("Agreement") with John J. Pilger on May 20, 1996, providing for an annual salary of $225,000, subject to annual cost of living adjustments. The Agreement also provides for use of an automobile and payment of insurance premiums, the value of which does not exceed 10% of his annual salary. The Agreement also provides for bonuses if certain financial performance guidelines are met. This Agreement was amended April 3, 1999 to extend the annual expiration date from July 19 to September 30 annually with cost-of-living adjustments to be calculated at that time so to correspond with the Company's fiscal year end. Additionally, the Agreement provides that if either party wishes to terminate the Agreement, a written notice of intent must be delivered to the other party one year prior to the employment expiration date and in the absence of such notice the Agreement renews automatically for a three-year term.

     On April 3, 1998, the Company entered into a Supplementary Employment Agreement with John J. Pilger which provides Mr. Pilger certain benefits upon a Change of Control Event, which is defined therein as: (a) The acquisition after the date of this Agreement by an individual, entity or group (within the meaning of Section 13(d) or 14(d)(2) of the Securities Exchange Act of 1934, as amended, (a "Person") of beneficial ownership of 20% or more of either (i) the issued and outstanding shares of common stock of the Company or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors; or (b) if any two or more members within a class of the staggered Board of seven or more directors, as constituted on the date hereof, are removed without the express approval or consent of the CEO and Chairman of the Board, or if two or more members of the Board assume office within any period of eighteen months after one or more contested elections; or
(c) a reorganization, or hostile merger or consolidation which results from either an actual or threatened election contest or actual or threatened solicitation of proxies; or (d) a complete liquidation or dissolution of the Company, or the sale or other disposition of all or substantially all of the assets of the Company, which liquidation, sale or dissolution occurs as a result of either actual or threatened solicitation of proxies or consents by or on behalf of persons other than the incumbent Board. The benefits which inure to Mr. John Pilger upon a voluntary termination under a Change of Control include:
2.99 times his annual average salary and bonuses and all taxes, including income taxes and any excise tax which may be imposed.

     In addition to reaffirming the compensation provisions as set out in the May 20, 1996 employment agreement, the supplementary employment agreement provided, among other things, $125,000 incremental compensation be prepaid annually to Mr. Pilger by CRC of Tunisia or the Company.

     On September 30, 2001 the Company, by unanimous board resolution, entered into a supplemental agreement to Mr. John Pilger's employment contract. The intent of the supplemental agreement is to clarify the compensation language contained within the April 3, 1998 agreement to more accurately depict the intent of the compensation subsection for accounting purposes.

     On February 7, 2002 the Company and Mr. Pilger amended Mr. Pilger's employment agreement with the Company to restructure the terms of an arrangement between Mr. Pilger and the Company, so to extend the period during which a previous loan by the Company to Mr. Pilger was forgiven.

DIRECTOR COMPENSATION

     Each outside director receives $10,000 per year. Additionally, the Company granted a total of 30,000 options, 10,000 to each outside director at fair market value on June 10, 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 16, 2002, certain information with respect to each shareholder known to the Company to be the beneficial owner of more than 5% of its Common Stock, each director, each named executive officer, and all directors and executive officers of the Company as a group. Unless otherwise indicated, the address of the people included in the table is the principal office of the Company and each person named in the table has sole voting and investment power as to the Common Stock shown.


                                                                Number of Shares              Percentage of
Name of Beneficial Owner                                     Beneficially Owned (1)         Outstanding Shares
----------------------------------------------------------   -----------------------        -------------------
John J. Pilger..............................................        1,953,018 (2)                 16.3%
Noreen Pollman..............................................          188,500 (3)                  1.6%
Dennis Evans................................................           85,100 (4)                    *%
Robert J. Allen.............................................          180,338 (5)                  1.5%
Jason Pilger................................................          185,000 (6)                  1.5%
Jeffrey Abel................................................          120,000 (7)                  1.0%
Kevin M. Kean...............................................         1,400,944(8)                 11.7%
All Directors and Executive Officers as a group (6 Persons).         2,711,956(9)                 22.6%



*Less than 1%

1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days upon exercise of options or warrants are treated as outstanding only when determining the amount and percent owned by such person or group.

2) Includes 235,000 shares deemed beneficially owned pursuant to current exercisable options. Of the shares reflected above 111,000 are registered in the name of Mr. Pilger's wife, and 109,000 shares are owned by minor children of Mr. Pilger. In addition to the number of shares reflected in the table, Mr. Pilger holds irrevocable proxies to vote 1,330,944 shares owned by Kevin M. Kean (see Note 8 below), and 175,000 shares owned by Richard A. Howarth, Jr., (a former officer of the Company). Mr. Pilger, his wife and children have the right to vote a total of 3,458,962 outstanding shares or 28.8% of the shares outstanding. Lastly, Mr. Pilger holds 42,000 additional options for common stock which will vest March 28, 2003 and is not reflected in the table above.

3) Includes 149,000 shares deemed beneficially owned pursuant to current exercisable options. Additionally, Ms. Pollman owns 23,500 shares beneficially owned pursuant to an option which vests March 28, 2003 and not reflected in the table above.

4) Include 45,000 shares deemed beneficially owned pursuant to current exercisable options. Additionally, Mr. Evans owns 23,500 shares deemed beneficially owned pursuant to an option which vests March 28, 2003 and not reflected in the table above.

5) Includes 159,000 shares deemed beneficially owned pursuant to current exercisable options.

6) Includes 10,000 shares deemed beneficially owned pursuant to current exercisable options.

7) Includes 80,000 shares deemed beneficially owned pursuant to current exercisable options.

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

9)   See Notes 2,3,4,5,6, and 7.

OPTION GRANTS AND EXERCISES



                                             EMPLOYEE OPTION GRANTS IN FISCAL 2002

                                              Underlying Common   Percent to Total Granted   Strike
           Name           Options Granted           Stock                 Employees            Price       Expiration Date
     ------------------ -------------------- -------------------- -------------------------- ----------- ---------------------
      John J. Pilger          42,000               42,000                   59.6%               .088          March 2012


     The following table sets forth with respect to the Named Executive Officers Information concerning the exercise of stock options during fiscal 2002 and unexercised options held as of the end of fiscal 2002. The Company has never granted stock appreciation rights.


                                          AGGREGATED OPTION EXERCISES AND FISCAL 2002
                                                    YEAR-END OPTION VALUES


                                                         NUMBER OF SECURITIES                    VALUE OF UNEXERCISED
                       SHARES                           UNDERLYING UNEXERCISED                     IN-THE-MONEY
                    ACQUIRED ON       VALUE             OPTIONS AT 9/30/02 (#)                  OPTIONS AT 9/30/02 ($)
                      EXERCISE       REALIZED
      NAME              (#)            ($)         UNEXERCISABLE       EXERCISABLE         UNEXERCISABLE       EXERCISABLE
-------------------------------------------------------------------------------------------------------------------------------
John J. Pilger          -0-            -0-            42,000               235,000              -0-                 94


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Company Loans

     Notes and advances receivable include notes and related interest due from officers, directors and stockholders totaling $37,513 and $149,948 at September 30, 2002 and 2001.

     Per the terms of the Supplemental Employment Agreement dated April 3, 1998, the Company had accrued a loan payable to Mr. Pilger totaling $265,000 (interest included) through December 31, 2001. Upon Mr. John Pilger satisfying a loan due the Company, (including interest) totaling $44,535.26, the Company owed Mr. John Pilger the net sum of $220,665. Mr. John Pilger agreed to accept $80,644.74 in cash and the balance of $140,000 payable in monthly installments of $5,000 principal plus interest, in order to conserve the Company's cash. All balances due Mr. John Pilger by the Company, per written agreement, will become immediately due and owing upon a defined event whereby the Company receives more than $500,000. Mr. Pilger was due, per contract, $125,000 September 30, 2002. In order to conserve cash, Mr. Pilger has agreed to postpone this payment until a defined event occurs, whereby the Company receives $500,000 or more.

     Dennis Evans was employed as Vice President of Corporate Marketing and Consultant to Casino Caraibe in Tunisia, N.A. Per agreement, Mr. Evans agreed to a 50% reduction in wages, which wage totaling $24,231 becomes payable upon a deferred event whereby the Company receives $750,000 or more.

     Due to the Company's reduction in business operations, Mr. Evans terminated his employment relationship this September, 2002. Mr. Evans is an outside Director.

     Per contract, the Company owes accrued wages totaling $44,320 to Ms. Pollman as of September 30, 2002. These wages continue to accrue at a rate of $40/hour according to hours Ms. Pollman works. All monies accrued will be immediately due and owing per written agreement, upon occurrence of an event whereby the Company receives $750,000 or more.

     Relationship with Consultants

     Ms. Pollman terminated her employment relationship in February 1998 and entered into a Consulting Agreement to provide business and consulting services to the Company. Ms. Pollman continues to act as Secretary of Company with responsibility for maintaining the Company's corporate books and records. The consulting agreement expired February, 2002. The Company and Ms. Pollman have entered into a revised and amended consulting agreement which renews year to year, unless 90 days prior written notice is provided by either party beginning February 15, 2002. Per the terms of this agreement, Ms. Pollman's hourly rate for consulting services increased from $85 per hour per the prior agreement to $125 per hour. In order to conserve the Company's cash, Ms. Pollman, per the terms of the agreement, has consented to accrue $40/hour for each hour worked, at no interest. All monies accrued will be immediately due and owing per written agreement, upon occurrence of an event whereby the Company receives $750,000 or more.

     Robert Allen terminated his employment relationship February 28, 2001 after approximately 14 years of service and entered into a consulting agreement with the Company for an 18-month term to provide business and consulting services. The board-approved consulting agreement provides Mr. Allen fees up to $10,000 per month for his services over an 18-month term, or a total of $180,000. Mr. Allen subsequently agreed to reduce the monthly payment to $5,000 per month beginning June 1, 2001 and as of September 30, 2002 agreed to waive the monthly fee due him until a defined event whereby the Company receives $750,000 or more, at which time the Company will resume monthly payments of $10,000 until the balance of $72,500 is paid in full.

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

10.122   Renewal of corporate office lease at 707 Bienville Boulevard, Ocean Springs, MS dated May 1, 2002.



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

17)      8-K filed on December 13, 2001.

18)      10-K exhibit filing regarding 5-year renewal of corporate lease.

99.1 Certification Pursuant to Section 906 of the Sarbane-Oxley Act of 2002, 18 U.S.C. Section 1350 - Chief Executive Officer and Chief Financial Officer

                                   SIGNATURES

     In Accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BOUNCEBACKTECHNOLOGIES.COM, INC.


December 30, 2002                               By: s/ John J. Pilger
                                                    ------------------
                                                John J. Pilger,
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                           SIGNATURE AND TITLE

December 30, 2002          s/ John J. Pilger
                           ------------------------
                           John J. Pilger, Chief Executive Officer, President and Chairman of the Board of Directors ("principal executive officer")

December 30, 2002          s/ John J. Pilger
                           ------------------------
                           John J. Pilger, Chief Financial Officer and
                           Chief Accounting Officer ("principal financial and accounting officer")

December 30, 2002          s/ Noreen Pollman
                           ------------------------
                           Noreen Pollman, Secretary and Director

December 30, 2002          s/ Dennis Evans
                           ------------------------
                           Dennis  Evans,   Vice   President  of  Marketing  and
                           Director

December 30, 2002          s/ Robert J. Allen
                           ------------------------
                           Robert J. Allen, Director

December 30, 2002          s/ Jeffrey Abel
                           ------------------------
                           Jeffrey Abel, Director

December 30, 2002          s/ Jason Pilger
                           ------------------------
                           Jason Pilger, Director

                            CERTIFICATION PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002,
                             18 U.S.C. SECTION 1350

        In connection with the Annual Report of BounceBackTechnologies.com, Inc. (the "Company") on Form 10-KSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John J. Pilger, Chief Executive Officer, President and Chairman, and Chief Financial Officer and Chief Accounting Officer of the Company certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. ss.1350, that:

     (1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 except that the 2002 Financial Statements have not been audited as required; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                             s/John J. Pilger
                             ----------------
                             John J. Pilger
                             Chief Executive Officer, President and Chairman and Chief Financial Officer and Chief Accounting Officer
                             December 30, 2002

                            CERTIFICATION PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, John J. Pilger, certify that:

         1. I have reviewed this annual report on Form 10-KSB of BounceBackTechnologies.com, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  Date:  December 30, 2002

                                 s/John J. Pilger
                                 -----------------------------------------------
                                 John J. Pilger
                                 Chief Executive Officer and Principal Financial Officer