Form 10QSB
period 2002-12-31
BOUNCEBACKTECHNOLOGIES COM INC
filed 2003-02-20
CIK 899778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

                         Commission file number: 0-22242

                        BOUNCEBACKTECHNOLOGIES.COM, INC.
               (Name of the Small Business Issuer in its Charter)

                    Minnesota                    41-0950482
                    ---------                    -----------
         (State or other jurisdiction of       (I.R.S. Employer
          incorporation or organization)       Identification No.)

                             707 Bienville Boulevard
                      Ocean Springs, Mississippi 39564-2842
                      -------------------------------------
                     (Address of principal executive office)

                    Issuer's telephone number: (228) 872-5558
                                                -------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

As of February 1, 2003, 11,416,507 Shares of Common Stock, $0.01 par value, of the Company were outstanding.

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of the Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES


                                                  BOUNCEBACKTECHNOLOGIES.COM, INC.
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                             (UNAUDITED)

               ASSETS                                                                          December 31,      September 30,
                                                                                                   2002               2002
                                                                                               -------------     ---------------

Current assets:
     Cash and cash equivalents..........................................................      $    345,387      $    689,685
     Accounts receivable - net .........................................................            76,981            84,321
     Inventory .........................................................................            30,679            26,795
     Prepaid expenses ..................................................................            40,868            92,126
                                                                                              ------------      ------------
               Total current assets ....................................................           493,915           892,927

Deferred income taxes ..................................................................         1,710,311         1,710,311
Property and equipment - net ...........................................................           751,323           789,665
Goodwill, net ..........................................................................              --                   0
Other receivable .......................................................................           627,500           627,500
Notes receivable - related parties, net ................................................            37,513            37,513
Other assets ...........................................................................            30,287            30,287
                                                                                              ------------      ------------
                         Total assets ..................................................      $  3,650,849      $  4,088,203
                                                                                              ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..................................................................      $    565,547      $    382,216
     Current maturities of long-term debt ..............................................           225,397            59,345
     Accrued gaming tax ................................................................         1,238,555         1,572,155
     Accrued expenses and other liabilities ............................................         1,130,029           838,014
     Deferred income taxes .............................................................            10,311            10,311
                                                                                              ------------      ------------
               Total current liabilities ...............................................         3,169,839         2,862,041

Long-term debt, less current maturities                                                               --             166,052
Deferred revenue .......................................................................         2,000,000         2,000,000
Minority interest ......................................................................              --                --
Stockholders' equity:
     Preferred stock, 8% cumulative, $.01 par value; 5,000,000 shares authorized;
          none issued and outstanding ..................................................              --                --
     Common stock, $.01 par value; 30,000,000 shares authorized; 11,416,507 and
        11,384,689 issued and outstanding as of December 31 and September 30, 2002 .
        respectively ...................................................................           102,879           102,847
     Additional paid-in capital ........................................................        23,190,782        23,187,632
     Retained earnings .................................................................       (24,812,651)      (24,230,369)
     Accumulated comprehensive income ..................................................              --                --
                                                                                              ------------      ------------
               Total stockholders' equity ..............................................        (1,518,990)         (939,890)
                                                                                              ------------      ------------
                         Total liabilities and stockholders' equity ....................      $  3,650,849      $  4,088,203
                                                                                              ============      ============


                        BOUNCEBACKTECHNOLOGIES.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                         Three Months Ended
                                                            -------------------------------------------
                                                               December 31,           December 31,
                                                                   2002                   2001
                                                            --------------------  ---------------------
Operating Revenues:
     Gaming segment.........................................      $ 557,987              $ 540,208
     Technology sales.......................................              -                  8,557
                                                            --------------------  ---------------------
          Total revenue.....................................        557,987                548,765
Operating Expenses:
     Gaming cost of sales...................................        222,762                 97,950
     Gaming selling, general and administrative expenses....        610,827                672,742
     Technology cost of sales...............................              0                  6,677
     Technology selling, general and administrative expenses         15,844                 33,017
     Corporate selling, general and administrative expenses.        297,735                 586,244
                                                            --------------------  ---------------------
          Total operating expenses..........................      1,147,168              1,396,630
                                                            --------------------  ---------------------
Operating loss..............................................       (589,181)              (847,865)
Other Income and Expenses:
     Other income...........................................          8,482                   (173)
     Interest income........................................             17                 12,126
     Interest expense.......................................         (1,600)               (29,052)
                                                            --------------------  ---------------------
          Total other income and expenses...................          6,899                (17,099)
                                                            --------------------  ---------------------

Loss before minority interest...............................       (582,282)              (864,964)
     Minority interest......................................              -                      -
                                                            --------------------  ---------------------
Loss before income taxes....................................       (582,282)              (864,964)
     Income tax benefit.....................................              -                200,000
                                                            --------------------  ---------------------
Net loss - Operating.......................................        (582,282)              (664,964)
                                                            --------------------  ---------------------


Net income (loss) per Share - Basic and Diluted
     Operating loss.........................................        $ (0.05)               $ (0.05)
                                                            ====================  =====================

     Weighted average common shares outstanding............       11,403,365             12,474,830




     The accompanying notes are an integral part of these condensed consolidated financial statements.

                        BOUNCEBACKTECHNOLOGIES.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Three Months Ended
                                                                        -----------------------------------
                                                                         December 31,       December 31,
                                                                             2002               2001
                                                                        ----------------   ----------------
Operating Activities:
Net income (loss).............................................          $ (582,282)        $ (664,964)
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization............................              38,342            119,954
     Deferred income taxes benefit............................                   -           (200,000)
     Provisions for doubtful accounts.........................                   -              1,088
     Net change in working capital accounts...................             199,642            263,336
                                                                      ----------------   ----------------
Net cash provided by (used in) operating activities...........            (344,298)          (480,587)

Investing activities:
Decrease in due to related party..............................                   -             41,326

Financing Activities:
Capital stock repurchase......................................                   -             (3,006)
                                                                      ----------------   ----------------
Cash flows used in operations                                             (344,298)          (442,267)


Net increase (decrease) in cash...............................            (344,298)          (442,267)
Cash at beginning of period...................................              689,685          1,863,359
                                                                      ----------------   ----------------
          Cash at end of period...............................            $ 345,387        $ 1,421,093
                                                                      ================   ================

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest expense..............................              $ 1,600            $ 2,286

    The accompanying notes are an integral part of these condensed consolidated financial statements.


                        BOUNCEBACKTECHNOLOGIES.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Given the current financial condition of the Company, the Company could not retain its independent accountant to do an audit for the 2002 fiscal year, and therefore, the financial statements for the year ended September 30, 2002 are not audited. Additionally, the financial information for the quarter ended December 31, 2002 has not been subject to review by an independent accountant, however, the financial information for the quarter ending December 31, 2001 was subject to a review by the independent accountant for the Company. The Company is endeavoring to raise additional funds, and upon receipt of such funds, the Company plans to have its independent accountant perform an audit, as soon as the Company has the resources practicably to do it on the financial statements for the year ended September 30, 2002, and review the three month period ended December 31, 2002 and will, thereafter, amend the Annual Report on Form 10-KSB and the Quarterly Report on the Form 10-QSB.

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

Forward-Looking Statements:

         The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings by the Company with the Securities and Exchange Commission and in reports to the Company's stockholders. Management believes that all statements that express expectations and projections with respect to future matters, including but are not limited to, those relating to expansion, acquisition, the sale of assets and business segments and other development activities, dependence on existing management, leverage and debt service, domestic or global economic conditions (including sensitivity to exchange rate fluctuations in foreign currencies and uncertainty related to foreign geopolitical climates), changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including legalization of gaming in certain jurisdictions) and the requirement to apply for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations) are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

Note 1 - Short Term Financing Needs:  Going Concern

         The Company has no current sources of revenue. Its technology subsidiary has essentially ceased all operations, and as of December 31, 2002 its foreign subsidiary, CRC Tunisia, had negative working capital of $1,748,210. Accordingly, the Company anticipates no revenues until and unless Lakes Gaming, Inc. (NASDAQ: LACO) ("Lakes Gaming") opens the Pokegon Michigan casino. (See
Note 7 - Advance Deposit).

         As of December 31, 2002, the Company had a cash deficit domestically of ($38,407) compared to cash balance available totaling $36,120 as of September 30, 2002. During the three month period ended December 31, 2002 and the same period ended December 31, 2001, the Company received no management fees from its foreign subsidiary, CRC of Tunisia. Cash and cash equivalents reflected on the Balance Sheet, including domestic and foreign, totals $345,387 at December 31, 2002 compared to $689,685 at September 30, 2002. However, the cash held by the Tunisian subsidiary is generally not available for repatriation, and therefore may not be available to pay the Company's operating expenses (other than those expenses of the Tunisian subsidiary).

         The Company received $500,000 bridge financing from a private lender as of January 2, 2003. This money will be utilized to support the Company's short term operating needs. Management believes that current cash balances, which includes funds from the $500,000 bridge loan, will not be sufficient to meet the Company's currently anticipated cash requirements for its operations for the next twelve months. The Company's inability to obtain funds from the private sales of securities, a loan from a conventional lender, or discounting of certain receivables would have a material adverse effect on the Company's operating results, financial condition and ability to satisfy long-term debt and continue as a going concern.


Note 2 - Business

         BounceBackTechnologies.com,   Inc.  (the   "Company")  is  a  Minnesota
corporation organized in 1969. The Company's ticker symbol for its Common Stock is "BBTC.PK" and the Common Stock is traded on the NASD OTC.

         Prior to January 4, 2000, the Corporation conducted its business under the name of Casino Resource Corporation. The name change was to reflect the Company's intent to focus on marketing, sales and business solutions to the Internet and e-commerce industries. The Company acquired, through its 80% owned subsidiary, all of the assets of Raw Data Inc., a privately owned California company. Upon the acquisition on December 31, 1999, the Company changed the name of its 80%-owned subsidiary to BounceBackMedia.com, Inc. (BBM). As BBM has been unable to generate sufficient revenue to offset its fixed and variable expenses, the Company is liquidating BBM's business operation.

         The Company, through its 85%-owned subsidiary, CRC of Tunisia, leases and operates a casino and 500-seat theatre in Sousse, Tunisia, North Africa. The 42,000-square foot casino resort, which opened October 18, 1997, has over 10,000 square feet of gaming space with approximately 281 slot machines and 21 table games. CRC of Tunisia also operates a gourmet restaurant, gift shop and additional food and bar service on the property.

         CRC of Tunisia received notice of an assessment from the Tunisian Department of Finance totaling $4.6 million dinars relating to unpaid gaming taxes, a slot assessment tax and an income tax adjustment. The Company is in the process of appealing this assessment. Additionally, CRC of Tunisia initiated arbitration proceedings against its casino lessor. All rent payments due the lessor are being accrued subject to a settlement by the arbitration panel. Lastly, CRC of Tunisia has been negatively impacted by Tunisia's decline in tourism subsequent to September 11, 2001 due to growing uncertainties of the political environment, global economic slowdown and increased competition in the international market. Given the geopolitical climate, the Company can make no assurances that CRC of Tunisia will generate sufficient revenues in the future to maintain its casino operation.




Note 3 - Segment Information

Gaming Segment

         The Company, through its 85%-owned subsidiary, CRC of Tunisia, leases and operates a casino and 500-seat theatre in Sousse, Tunisia, North Africa. The 42,000-square foot casino resort, which opened October 18, 1997, has over 10,000 square feet of gaming space with approximately 281 slot machines and 21 table games. CRC of Tunisia also operates a gourmet restaurant, gift shop and additional food and bar service on the property.

         CRC of Tunisia received notice of an assessment from the Tunisian Department of Finance totaling $4.6 million dinars relating to unpaid gaming, a slot assessment and an income tax adjustment. The Company is in the process of appealing this assessment. Additionally, CRC of Tunisia initiated arbitration proceedings against its casino lessor. All rent payments due the lessor are being accrued subject to a settlement by the arbitration panel. Lastly, CRC of Tunisia has been negatively impacted by Tunisia's decline in tourism subsequent to September 11, 2001 due to growing uncertainties of the political environment, global economic slowdown and increased competition in the international market.

Given the geopolitical climate, the Company can make no assurances that CRC of Tunisia will generate sufficient revenues in the future to maintain its casino operation.


 Technology Segment

         Through its 80%-owned subsidiary, the Company acquired all of the assets of Raw Data Inc. a privately owned California company focused on e-commerce business-to-business solutions. BBM commenced operations on December 31, 1999 when it purchased all the assets of Raw Data Corp. for $85,000 cash and a non-interest bearing note for $65,000 due when and if BBM reached $8,000,000 in revenue on a cumulative basis within its first two years. The Company recognized $81,500 in goodwill. The $65,000 note payable was not recorded since BBM did not achieve $8,000,000 in revenue on a cumulative basis within its first two years.

         As BBM has been unable to generate sufficient revenue to offset its fixed and variable expenses, the Company is liquidating BBM's business operation, and the goodwill recorded in connection with the purchase has been charged off.

Summary


Three Months Ended
     December 31, 2002                      Gaming         Technology      Corp. & Other        Total
------------------------------------   -------------    -------------   ----------------   -------------
Total Revenue......................       $ 557,987              $  -                $ -      $ 557,987
Cost of sales......................         222,762                 -                  -        222,762
Corporate selling, general and                                                                      -
  administrative expenses..........         610,827            15,844                 -         626,671
Unallocated corporate expenses                                                  297,735         297,735
                                       -------------    -------------   ----------------   -------------
Operating income (loss)                    (275,602)         (15,844)          (297,735)       (589,181)
Other income and expenses.........            2,145                -              4,754           6,899
                                       -------------    -------------   ----------------   -------------
Loss before income taxes.........          (273,457)         (15,844)          (292,981)       (582,282)
Income tax benefit...............                 -                -                  -               0
                                       -------------    -------------   ----------------   -------------
               Net loss - operating       $(273,457)       $ (15,844)        $ (292,981)      $(582,282)
                                       =============    =============   ================   =============

As of December 31, 2002
Total assets....................          $ 984,412          $ 37,128       $ 2,629,309     $ 3,650,849
Total liabilities *.............          9,259,912         1,016,101        (5,106,174)      5,169,839
Total equity....................         (8,275,500)        (978,973)         7,735,483      (1,518,990)

As of September 30, 2002
Total assets...................         $ 1,306,877          $ 40,665       $ 2,740,660     $ 4,088,202
Total liabilities *............           9,312,102         1,003,801        (5,287,810)      5,028,093
Total equity...................          (8,005,225)        (963,136)         8,028,470        (939,891)

Three Months Ended
     December 31, 2001                    Gaming         Technology      Corp. & Other        Total
------------------------------------   -------------    -------------   ----------------   -------------
Total Revenue..................           $ 540,208           $ 8,557                $ -      $ 548,765
Cost of sales..................              97,950             6,677                  -        104,627
Corporate selling, general and                                                                        -
  administrative expenses.....              672,742            33,017                  -        705,759
Unallocated corporate expenses                                                  586,244
                                        -------------    -------------   ----------------   -------------
Operating income (loss)                    (230,484)          (31,137)         (586,244)       (847,865)
Other income and expenses.....                     -          (11,274)           (5,825)        (17,099)
                                        -------------    -------------   ----------------   -------------
Loss before income taxes.......            (230,484)         (42,411)          (592,069)       (864,964)
Income tax benefit.............                    -                -           200,000         200,000
                                        -------------    -------------   ----------------   -------------
               Net loss - operating       $(230,484)       $ (42,411)        $ (392,069)      $(664,964)
                                        =============    =============   ================   =============

As of December 31, 2001
Total assets............................$ 1,187,597         $ 166,567       $ 3,685,332     $ 5,039,496
Total liabilities *.......................8,357,958           981,347        (5,131,289)      4,208,016
Total equity.............................(7,170,361)         (814,780)        8,816,621         831,480

As of September 30, 2001
Total assets............................$ 1,317,776         $ 208,559       $ 3,890,729     $ 5,417,064
Total liabilities *.......................8,167,603           980,910        (5,201,184)      3,947,329
Total equity.............................(6,849,827)         (772,351)        9,091,913       1,469,735

* Includes intercompany payables and receivables which are eliminated in consolidation.


Note 4 - Other Receivable


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

         A Minnesota trial court dismissed the Company's civil suit against Harrah's on May 24, 1999 for lack of jurisdiction. The Company appealed this decision to the Eighth Circuit U.S. Court of Appeals and on March 13, 2001, the Appeals Court reversed the decision and remanded the Company's suit against Harrah's back to District Court. The original facts and circumstances again exist for the Company to expect to recover this receivable, thus, the Company reversed its allowance for doubtful accounts of $600,000.

Note 5 - Related Party Transaction

         Notes and advances receivable include notes and related interest due from a director totaling $37,513 at December 31, 2002.

         Per the terms of the Supplemental Employment Agreement dated April 3, 1998, the Company had accrued a loan payable to Mr. Pilger totaling $265,000 (interest included) through December 31, 2001. Upon Mr. John Pilger satisfying a loan due the Company, (including interest) totaling $44,535, the Company owed Mr. John Pilger the net sum of $220,665. Mr. John Pilger agreed to accept $80,645 in cash and the balance of $140,000 payable in monthly installments of $5,000 principal plus interest, in order to conserve the Company's cash. The balance due on the note to Mr. Pilger this December 31, 2002 was $79,153.68. All balances due Mr. John Pilger by the Company, per written agreement, will become immediately due and owing upon a defined event whereby the Company receives more than $500,000. Additionally, Mr. Pilger was due, per the terms of his employment contract, $125,000 on September 30, 2002. Mr. Pilger agreed to defer payment until the Company received its bridge financing this January 2003. Mr. Pilger has accepted payments totaling $79,000 through February 13, 2003, deferring the balance due him per his contract of $ 46,000.

         Dennis Evans was employed as Vice President of Corporate Marketing and Consultant to CRC of Tunisia. Per agreement, Mr. Evans had agreed to a 50% reduction in wages, which wage totaled $24,231, which becomes payable upon a deferred event whereby the Company receives $750,000 or more.

         Per contract, the Company owes accrued fees totaling $53,253 to Ms. Pollman as of December 31, 2002. These wages continue to accrue at a rate of $40/hour according to hours Ms. Pollman works. All monies accrued will be immediately due and owing per written agreement, upon occurrence of an event whereby the Company receives $750,000 or more.





Note 6- Long Term Debt

Line of credit, 9.75%. The Company has a line-of-credit arrangement with a regional bank, which provides for borrowing up to $200,000 with interest at prime plus 1%. This line-of-credit is secured by the accounts receivable of the Company and personally guaranteed by the Company's CEO, John Pilger. As of September 30, 2002 the line of credit was capped and renewed as a term note payable of over a 60-month period at 7.75% interest with monthly payments of $4,021.54.


Equipment lease, 12.5%. As of December 31, 2001, the Company reclassified an operating lease to a capital lease. This lease is for the CD cutting machine which was used by BounceBackMedia. The equipment lease is a three-year lease ending in May of 2003. There is a $1 purchase option at the end of the lease. This lease, as of December 31, 2002 was in default with a principle balance of $20,026 and an amount due of $10,920 to bring payments current. The Company cured this lease default on February 13, 2003 (See Note 13 - Subsequent Events).


Note 7 - Advance Deposit

         In December 1998, the Company entered into a Memorandum of Understanding to form a joint venture with Lakes Gaming, Inc. (NASDAQ: LACO) for the purpose of pursuing a management and development agreement to develop one or more casinos on behalf of the Pokagon Band of Potawatomi Indians (the "Pokagon Tribe") in southwestern Michigan and northern Indiana. In May 1999, the Company and Lakes Gaming entered into a Conditional Termination Agreement ("Agreement") to terminate the Memorandum of Understanding, in the event that the Pokagon Tribe chose to enter into management and development agreements solely with Lakes Gaming. In June 1999, Lakes Gaming was selected by the Pokagon Tribe to negotiate a management and development agreement and on August 31, 1999, the Pokagon Tribe ratified the Management and Development Agreement solely with Lakes Gaming to build a Michigan casino. The "condition" terminating the "Agreement" was met and became effective. The terms of the "Agreement" call for the payment by Lakes Gaming, Inc. to the Company of fees equating to $12.4 million over five years once the casino opens, including the advance payment of $2 million of these fees which was received by the Company on August 31, 1999. The "Agreement" requires the Company to return the advance after five years if the casino has not opened. (See Note 11 - Commitments and Contingencies).

         The Agreement with Lakes Gaming, Inc. contains additional fees the Company can earn in the aggregate of $2.5 million contingent on certain events that may occur, such as the Tribe building an additional casino in Indiana and selecting Lakes Gaming as the manager, and other events. The Company is not aware at this time that the Pokagon Indians are pursuing this additional casino.

         The Company is not scheduled to receive any further payments from Lakes Gaming until the casino opens. Lakes Gaming commenced site development of the Michigan casino in 2001, but there can be no assurances provided with respect to timing of completion of the casino.

         No timetable for the opening of the casino is determinable. The compact has been signed by the Governor, approved by the Michigan senate and House of Representatives, and recognized as valid by the Secretary of the Interior. The land for the casino has been purchased and site improvements initiated. The contractor has been selected to build the casino. The Bureau of Indian Affairs has indicated that they are prepared to accept the land in trust. Upon a favorable outcome of this legal action, a timetable for the opening of the casino can be determined. The Company expects an eventual favorable outcome and opening of a casino in New Buffalo, Michigan. (See Note 11 - Commitments and Contingencies).

Note 8 - Lease Commitments

         The Company and its subsidiaries lease buildings and equipment under non-cancelable operating lease agreements, which expire at various times through the year 2007. These leases generally provide that the Company pay taxes, insurance and maintenance related to leased assets.

         CRC of Tunisia is leased pursuant to a revised lease agreement (with two, three-year renewal options) dated June 6, 2000. The revised lease agreement provides for an adjusted annual base rent of 480,000 dinars, which is approximately US $356,083 based on the exchange rate at December 9, 2002, plus value added taxes. In addition, a scaled variable rental fee is incurred when gross gaming revenues exceed 125,000 dinars monthly. The Company also pays rent on the Casino Theatre at the rate of 10% of theatre revenue with a minimum payment due of one dinar (currently worth approximately $.74 based on the exchange rate of 1.348 Dinars = $1.00 US as of December 9, 2002) per paying customer. CRC of Tunisia entered arbitration in Tunisia with the lessor on September 17, 2001 in order to mediate a dispute between the casino and the lessor. The Company contends the lessor has inappropriately advanced itself $227,229, duplicated rent payments of $210,294, and to date has been unwilling to treat these advances as prepaid rent (See Note 11 - Commitment and Contingencies).

         The Company entered a revised 5-year lease agreement in May 2002 on its executive office space located at 707 Bienville Boulevard in Ocean Springs, MS. Per the terms of the lease agreement, the Company, at its option, may pay $5500 monthly or $2000 cash and $3500 in stock at a leased value of .33/share or 10,606 shares of stock monthly for the first year of the lease. Thereafter, lease payments are paid in cash. The Company issued to the lessor 31,818 shares of Company stock as partial payment for months May, June and July. Additionally, the Company issued 31,818 shares of Company stock to the lessor on November 7, 2002 as partial payment for the months of August, September and October. As of December 31, 2002 the Company has accrued 21,212 additional shares of common stock due the lessor.

         December 31, 2002, the Company was obligated pursuant to non-cancelable operating leases to make future minimum lease payments as follows:

                                             Year ending
                                        2003      479,042
                                        2004      461,796
                                        2005      449,561
                                        2006      443,240
                                        2007      413,240
                                            -------------
                                              $ 2,246,879
                                             =============





         As of December 31, 2001, the Company reclassified an operating lease to a capital lease. This lease is for the CD cutting machine used by BounceBackMedia. The equipment lease was a three-year lease ending in May of 2003. There is a $1 purchase option at the end of the lease. This lease, as of December 31, 2002 was in default with a principle balance of $20,026 and an amount due of $10,920 to bring payments current. The Company cured this lease default on February 13, 2003 (See Note 12 - Subsequent Events).

Note 9 - Unregistered Stock Issuance

         The Company entered a revised 5-year lease agreement in May 2002 on its executive office space located at 707 Bienville Boulevard in Ocean Springs, MS. Per the terms of the lease agreement, the Company, at its option, may pay $5500 monthly or $2000 cash and $3500 in stock at a leased value of .33/share or 10,606 shares of stock monthly. The Company issued to the lessor 31,818 shares of Company stock as partial payment for months May, June and July for the first year. Additionally, the Company issued 31,818 shares of Company stock to the lessor on November 7, 2002 as partial payment for the months of August, September and October. The Company, as of December 31, 2002, owes 10,606 shares of Company stock to its lessor as partial rent for each of the months of November and December 2002, for a total of 21,212 additional shares of common stock.

         The Company completed a transaction for $500,000 bridge financing from a private lender as of January 2, 2003. As part of this transaction, the Company granted the private lender an option to purchase 150,000 shares of the Company's common stock at $.10 per share, which will be exercisable for ten years.

Note 10 - Contingent Liability

         As part of the consideration given for the assets purchased from Raw Data, Inc., BBM issued a non-interest bearing note for $65,000 due when and if it reached $8,000,000 in revenue on a cumulative basis within its first two years. The $65,000 note payable was not recorded since BBM achieving $8,000,000 in revenue on a cumulative basis within its first two years was not probable. BBM's cumulative revenues for the 2-year period through December 31, 2001 were approximately $770,000. On December 31, 2001, this contingent liability expired as BBM did not meet its contractually defined revenue targets.



Note 11 - Commitments and Contingencies


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

         On August 12, 2002 the Company and Mr. Smith and Monarch entered into an agreement to settle all litigation initiated by the Company against Mr. Smith and Monarch, as well as all counter-claims initiated by Smith and Monarch against the Company and its CEO, John Pilger. Per the terms of the Settlement Agreement, the Company assigned to Smith and Monarch $1 Million of the prospective proceeds due the company from Lakes Gaming per the terms of the Conditional Release and Termination Agreement (see Note 7 - Advance Deposit). Per the terms of the Settlement Agreement, Smith and Monarch shall receive $200,000 per year, paid quarterly in the arrears, over the five-year term. The Company also agreed to assign $1 Million to Smith and Monarch of any D&O insurance proceeds that may be due the Company as settlement fees arising from this litigation against John Pilger, in his capacity as the Company's CEO. The Company, per the terms of the Settlement Agreement, conveyed to Smith by Quit Claim Deed the property located at 303 LaSalle Court, and lots 5 and 6 in Seapoint Subdivision, Ocean Springs, MS. Mr. Smith satisfied in full the underlying mortgage held by the Company on the residence at 303 LaSalle, Ocean Springs, Mississippi.

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

         CRC of Tunisia, the 85%-owned subsidiary of the Company, initiated arbitration proceedings against the casino lessor. The Company's position is that the lessor took unauthorized advances totaling $227,229, duplicated rent payments of $210,294 and to date has been unwilling to treat these advances as prepaid rent. A three-panel Tunisian arbitration hearing began April 2002. The arbitration panel is empowered to take appropriate steps to settle the dispute between the parties.

         On June 21, 2001, the Company received notice of an assessment from the Tunisian Department of Finance for an amount totaling 4.6 million dinars ($3.43 million U.S. equivalent, based on exchange rate on December 15, 2002). This is related to unpaid gaming tax, a slot tax assessment, and an adjusted income tax assessment. The Company has retained the services of a Tunisian tax attorney, who is in the process of appealing this assessment. Based on the tax attorney's review, approximately $3.1 million dinars ($2.31 million U.S. equivalent, based on exchange rate on December 15, 2002) of this assessment relates to Tunisian statutory regulations, which require businesses to maintain original transaction documents for Tunisian tax purposes. The lessor confiscated the majority of CRC of Tunisia's financial operating and reporting records in December 2000, which records tracked both loans from the Company to its 85%-owned subsidiary, CRC of Tunisia as well as purchases made by the Company of equipment, furniture and fixtures for the sole benefit of CRC of Tunisia, beginning in 1997. Thus, our tax attorney has recommended CRC of Tunisia operation reserve 1.5 million dinars ($1.11 million U.S. equivalent, based on exchange rate on December 15, 2002) to satisfy this assessment. $1,572,155 has been accrued for Tunisian slot taxes.

Based on the advice of former counsel, the Company's position was that it was not subject to a tax on slot revenue under Tunisian gaming law.

         On December 11, 2001 the Company issued a press release and a Form 8-K with respect to a civil complaint "Kevin M. Kean pltf vs. John J. Pilger; et al, including the Company dfts", filed by Kevin M Kean in Jackson County, Mississippi Circuit Court, against the Company and each of the members of its Board of Directors on November 21, 2001. The Company and members of the Board petitioned Jackson County Circuit Court for a summary judgment of all allegations filed by Kean, which motion came before the court on October 11, 2002. On October 28, 2002, the Court granted the Company and members of the Board a Motion for Summary Judgment, which dismissed all of Mr. Kean's claims against each of the defendants. Additionally, the Company received on November 28, 2001 from Kevin M. Kean, a shareholder, a notice of demand that the Board of Directors of the Company initiate actions to rectify alleged wrong doing committed by certain officers and directors of the Company. The Company's qualified independent special investigator began to review these claims and allegations June 2002. On January 10, 2003 the Company received notice from Mr. Kean's attorney that Mr. Kean's intent was to file suit if the above allegations were not addressed to Mr. Kean's satisfaction. The Board of Directors believe there is no merit to Mr. Kean's allegations and are prepared to vigorously defend themselves.

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

Note 12 - Subsequent Events

         The Company received $500,000 bridge financing from a private lender as of January 2, 2003. This loan will be used by the Company to meet its ongoing operating expenses. Per the terms of this transaction, the loan will be payable in full on or before five years from the date of issuance subject to various prepayment triggers which are outlined within the terms of the loan agreement. The note due the private lender will be secured by the Company's corporate guarantee; the stream of payments due the Company per the terms in the Revised and Restated Termination Agreement by Lakes Gaming, Inc. (see Note 7 - Advance Deposit) as well as any monetary recovery awarded the Company from its litigation with Harrah's. Additionally, 150,000 options at a strike price of $.10 per share exercisable for a 10-year period will be granted to the private lender per the proposed terms of this transaction. (See Form 8K issued by the Company on January 13, 2003 with respect to the transaction).

         The Company reached an agreement on February 13, 2003 to bring current its capital equipment lease, making a payment of $7,500 and further agreeing to make payments of $2,674 bi-monthly beginning May 15, 2003 until the balance of $12,526 is paid in full.

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

CONTINUING OPERATIONS

The Company's revenues from continuing operations, from its foreign subsidiary, were $557,987 and $548,765 during the three-months ended December 31, 2002 and 2001, respectively (see "Liquidity and Capital Resources"). However, the cash held by the Tunisian subsidiary is generally not available for repatriation, and therefore may not be available to pay the Company's operating expenses (other than those expenses of the Tunisian subsidiary).


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

         Revenue for the period ended December 31, 2002 was $0 compared to $8,557 for the same period ended December 31, 2001. Operating expenses, including cost of goods sold, wages, marketing, promotional expense and office expenses were $19,026 for the three month period ending December 31, 2002 compared to $39,694 for the same period 2001. Net operating loss was ($19,026) compared to ($31,137) for the same period 2001. In January 2002, the Company contracted SG Partnership to operate BBM and reduce BBM's overhead and cost of sales expense. The parties mutually agreed to terminate this agreement August 2002.
  Due to BBM's poor revenue performance, the Company recognized a loss of $70,167 in reducing the carrying value of BBM's assets to their estimated net realizable value June, 2002.

         BBM has been unable to maintain a revenue stream or to generate revenues sufficient to offset its fixed and variable expenses. The Company is liquidating BBM's business operation.


GAMING, TUNISIA

         CRC of Tunisia, 85% owned subsidiary of the Company, doing business as Casino Caraibe, generated revenue for the three month period ended of $557,987 compared to $540,208 for the same three month period 2001, an increase of $17,779 or 3% which was principally due to an increase in win per patron. Operating expenses including project, general and administrative costs, depreciation and cost of sales were $830,407 compared to $770,692 for the three-month period ending December 31, 2002 and 2001 respectively, an increase of $59,715. This increase was primarily due to the continued efforts of management to stimulate patron count and generate additional revenue.

                  CRC of Tunisia received notice of an assessment from the Tunisian Department of Finance totaling $4.6 million dinars relating to unpaid gaming taxes, a slot assessment tax and an income tax adjustment. The Company is in the process of appealing this assessment. Additionally, CRC of Tunisia initiated arbitration proceedings against its casino lessor. All rent payments due the lessor are being accrued subject to a settlement by the arbitration panel. Lastly, CRC of Tunisia has been negatively impacted by Tunisia's decline in tourism subsequent to September 11, 2001 due to growing uncertainties of the political environment, global economic slowdown and increased competition in the international market. Given the geopolitical climate, uncertainty related to the outcome of the arbitration proceedings between CRC of Tunisia and its lessor and the Tunisian finance assessment levied, the Company can make no assurances that CRC of Tunisia will generate sufficient revenues in the future to maintain its casino operation.


GENERAL AND ADMINISTRATIVE

         The Company's general and administrative expenses aggregated $297,735 for the three month period ended December 31, 2002 compared to $586,244 for the same three-month period ended December 31, 2001, a decrease of $288,509. This decrease reflects management's continued efforts to reduce its overhead expenses.

         The Company entered a revised 5-year lease agreement in May 2002 on its executive office space located at 707 Bienville Boulevard in Ocean Springs, MS. Per the terms of the lease agreement, the Company, at its option, may pay $5500 monthly or $2000 cash and $3500 in stock at a leased value of .33/share or 10,606 shares of stock monthly during the first year of the lease. Thereafter, lease payments are made in cash. The Company issued to the lessor 31,818 shares of Company stock as partial payment for months May, June and July. Additionally, the Company issued 31,818 shares of Company stock to the lessor on November 7, 2002 as partial payment for the months of August, September and October. The Company has accrued a total of 21,212 shares of employee stock due to lessor for the months of November and December, 2002.

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


INTEREST EXPENSE AND INCOME

         Interest expense totaled $1,600 for the three-month period ended December 31, 2002 compared to $29,052 for the same period in 2001. The reduction was primarily due to the overall reduction in corporate debt. Interest income for the three-month period ended December 31, 2002 was $17 compared to $12,126 for the same period in fiscal 2001. This decrease is due to a combination of a reduction in interest rates applied to lower daily average corporate cash balances.


INCOME TAXES

         The Company recognized a tax benefit of $200,000 in 2002 resulting primarily from continuing net operating losses. The Company's effective tax rates vary from statutory tax rates primarily as a result of net losses of its foreign subsidiary for which there are no tax benefits.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has no current sources of revenue. Its technology subsidiary has ceased all operations, and, as of December 31, 2002, its foreign subsidiary, CRC Tunisia, has negative working capital of $1,748,210. Accordingly, the Company anticipates no revenues until and unless Lakes Gaming, Inc. (NASDAQ: LACO) ("Lakes Gaming") opens the Pokegon Michigan casino. (See
Note 7 to the Financial Statements - Advance Deposit).

         As of December 31, 2002, the Company had a cash deficit domestically of ($38,407) compared to cash available domestically of $36,120 as of September 30, 2002, respectively. The Company received no management fees from its foreign subsidiary for the three months ended December 31, 2002 or 2002. Total cash and cash equivalent reflected on the Balance Sheet, including domestic and foreign, totals $345,387 and $689,685 at December 31, 2002 compared to September 30, 2002. However, the cash held by the Company's Tunisian subsidiary is generally not available for repatriation and therefore, may not be available to pay the Company's operating expenses other than those of its Tunisian subsidiary.

         The Company obtained $500,000 bridge financing from a private lender as of January 2, 2003. These monies will be utilized to support the Company's short term operating needs. Management believes that current cash balances and the funds from a $500,000 bridge loan will not be sufficient to meet the Company's currently anticipated cash requirements for its operations for the next twelve months. The Company's inability to obtain funds from the private sales of securities, a loan from a conventional lender, or discounting of certain receivables would have a material adverse effect on the Company's operating results, financial condition and ability to satisfy long-term debt and continue as a going concern.

         The Company's revolving line of credit with a regional bank was capped at $200,000 this August 2002 and converted to a term loan amortized over 60 months at 7.75% interest, payable at $4,021.54 per month. As of December 31, 2002 all payments are current.

         As of December 31, 2001, the Company reclassified an operating lease to a capital lease. This lease is for the CD cutting machine used by BounceBackMedia. The equipment lease is a three-year lease ending in May of 2003. There is a $1 purchase option at the end of the lease. This lease, as of December 31, 2002 was in default with a principle balance of $20,026 and an amount due of $10,920 to bring payments current. The Company cured this lease default on February 13, 2003 (See Note 12 to the Financial Statements - Subsequent Events).

         As of July 1999, the Company executed a Revised Conditional Release and Termination Agreement with Lakes Gaming for a maximum aggregate amount of $16.1 million, which included a $2 million refundable cash down payment received by the Company. The down payment is refundable if a casino is not opened within five years and has been recorded as advance deposit in 2002 and 2001. As the Company cannot make any assurances that sufficient cash will be on hand as of August 2004 to make repayment if necessary to Lakes Gaming, the Company will be required to look to an outside source for these funds. The Company would more likely than not be required to renegotiate the terms of repayment with Lakes Gaming. Payment of the remaining $14.1 million is contingent upon opening of the casino and other events occurring in the future. Site development of a Michigan casino by Lakes Gaming commenced in 2001. Lakes has the right under the terms of the Company's Revised Conditional Release and Termination agreement to retire its debt obligation to the Company of approximately $11.0 million by making a one-time discounted 10% present value payment of approximately $8.0 million. However, there can be no assurances as to the timing of completion of the casino or its opening. No timetable for the opening of the casino is determinable. The compact has been signed by the Governor, approved by the Michigan senate and House of Representatives, and recognized as valid by the Secretary of the Interior. The land for the casino has been purchased and site improvements initiated. The contractor has been selected to build the casino. The Secretary of Interior has indicated that they are prepared to accept the land in trust. On Friday, March 29, 2002, the Washington D.C. Federal District Court dismissed the majority of claims in the lawsuit against the U.S. Department of the Interior, which was brought by Taxpayers of Michigan Against Casinos ("TOMAC"). The lawsuit alleged that the Pokagon Band of Potawatomi Indians of Michigan did not fit the established criteria of a tribe entitled to operate a casino. It also alleged that the Department of Interior did not act properly when it took 675 acres of land in southwestern Michigan, located in New Buffalo Township, into trust for the tribe. The single issue the Court's opinion did not resolve concerns TOMAC's allegation that the Department of Interior took the Pokagon's land into trust before a proper environmental impact study was completed. The parties responded to the Court's questions regarding this issue through September 2002. On January 23, 2003 the Court ordered the the Department of Interior submit an evaluation of the potential impact on secondary growth the casino may have on the environment before removing an injunction on the Department of Interior to take the casino land into trust, thus moving Lakes

Gaming closer to a favorable outcome. If permitted to move forward, the tribe intends to build a $160 million casino on 51 of the 675 acres taken into trust. The tribe also plans to include a hotel and restaurant in addition to its 150,000 square feet of gaming space. Upon a favorable outcome to this legal action, a timetable for the opening of the casino can be determined. The Company expects an eventual favorable outcome and opening of a casino in New Buffalo, Michigan, but no assurances can be made.

         On June 21, 2001, the Company received notice of an assessment from the Tunisian Department of Finance for an amount totaling 4.6 million dinars ($3.43 million U.S. equivalent, based on exchange rate on December 15, 2002). This is related to unpaid gaming tax, a slot tax assessment, and an adjusted income tax assessment. The Company has retained the services of a Tunisian tax attorney, who is in the process of appealing this assessment. Based on the tax attorney's review, approximately $3.1 million dinars ($2.31 million U.S. equivalent, based on exchange rate on December 15, 2002) of this assessment relates to Tunisian statutory regulations, which require businesses to maintain original transaction documents for Tunisian tax purposes. The Company believes that Samara Casino Company is in possession of the majority of CRC of Tunisia's financial operating and reporting records in December 2000, which records tracked both loans from the Company to its 85%-owned subsidiary, CRC of Tunisia as well as purchases made by the Company of equipment, furniture and fixtures for the sole benefit of CRC of Tunisia, beginning in 1997. Thus, our tax attorney has recommended CRC of Tunisia operation reserve 1.5 million dinars ($1.11 million U.S. equivalent, based on exchange rate on December 15, 2002) to satisfy this assessment. $1,572,155 has been accrued for Tunisian slot taxes. The Company had been operating under the advice of former counsel, who advised that the Company was not subject to a tax on slot revenue under Tunisian gaming law.

         Due to uncertainty of the outcome with respect to the Tunisian Department of Finance audit, the outcome of the arbitration dispute between CRC of Tunisia and its lessor and the growing economic uncertainty of the geopolitical environment in Tunisia, the Company can make no assurance that CRC of Tunisia will generate sufficient revenues in the future to maintain its casino operation. While the Company is not required to fund working capital deficits or the operating losses of its Tunisian subsidiary, certain net assets maintained on the Company's financial books and records may be at risk if CRC of Tunisia ceases its operations.

         For the period ending December 31, 2002, there were no capital expenditures.


SEASONALITY

         The casino in Tunisia is subject to seasonal factors as the period from October to April is considered the slow tourist season.

IMPACT OF INFLATION

         Management of the Company does not believe that inflation has had any significant effect on the Company's financial condition or results of operations for the periods presented.


FOREIGN CURRENCY TRANSACTIONS

         The Company's transactions with respect to its casino venture in Tunisia will mostly be in euros. As such, there are all the risks that pertain to fluctuations in foreign exchange rates and potential restrictions or costs associated with the transfer of funds to the United States. Gains and losses from foreign currency transactions included in operations are not material.

ITEM 3.  CONTROLS AND PROCEDURES

         As of December 31, 2002, the principal executive officer and principal financial officer evaluated the Company's controls and procedures related to its reporting and disclosure obligations, as well as its internal controls. These officers have concluded that the Company's disclosure controls and procedures are sufficient to provide that (a) material information relating to the Company, [including its consolidated subsidiaries, ]is made known to these officers by other employees of the Company[ and its consolidated subsidiaries], particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation.

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

         On August 12, 2002 the Company and Mr. Smith and Monarch entered into an agreement to settle all litigation initiated by the Company against Mr. Smith and Monarch, as well as all counter-claims initiated by Smith and Monarch against the Company and its CEO, John Pilger. Per the terms of the Settlement Agreement, the Company assigned to Smith and Monarch $1 Million of the prospective proceeds due the company from Lakes Gaming per the terms of the Conditional Release and Termination Agreement (See Note 7 to the Financial Statements - Advance Deposit). Per the terms of the Settlement Agreement, Smith and Monarch shall receive $200,000 per year, paid quarterly in the arrears, over the five-year term. The Company also agreed to assign $1 Million to Smith and Monarch of any D&O insurance proceeds that may be due the Company as settlement fees arising from this litigation against John Pilger, in his capacity as the Company's CEO. The Company, per the terms of the Settlement Agreement, conveyed to Smith by Quit Claim Deed the property located at 303 LaSalle Court, and lots 5 and 6 in Seapoint Subdivision, Ocean Springs, MS. Mr. Smith satisfied in full the underlying mortgage held by the Company on the residence at 303 LaSalle, Ocean Springs, Mississippi.

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

         CRC of Tunisia, the 85%-owned subsidiary of the Company, initiated arbitration proceedings against the casino lessor. The Company's position is that the lessor took unauthorized advances totaling $227,229, duplicated rent payments of $210,294 and to date has been unwilling to treat these advances as prepaid rent. A three-panel Tunisian arbitration hearing began April 2002. The arbitration panel is empowered to take appropriate steps to settle the dispute between the parties.

         On June 21, 2001, the Company received notice of an assessment from the Tunisian Department of Finance for an amount totaling 4.6 million dinars ($3.43 million U.S. equivalent, based on exchange rate on December 15, 2002). This is related to unpaid gaming tax, a slot tax assessment, and an adjusted income tax assessment. The Company has retained the services of a Tunisian tax attorney, who is in the process of appealing this assessment. Based on the tax attorney's review, approximately $3.1 million dinars ($2.31 million U.S. equivalent, based on exchange rate on December 15, 2002) of this assessment relates to Tunisian statutory regulations, which require businesses to maintain original transaction documents for Tunisian tax purposes. The lessor confiscated the majority of CRC of Tunisia's financial operating and reporting records in December 2000, which records tracked both loans from the Company to its 85%-owned subsidiary, CRC of Tunisia as well as purchases made by the Company of equipment, furniture and fixtures for the sole benefit of CRC of Tunisia, beginning in 1997. Thus, our tax attorney has recommended CRC of Tunisia operation reserve 1.5 million dinars ($1.11 million U.S. equivalent, based on exchange rate on December 15, 2002) to satisfy this assessment. $1,572,155 has been accrued for Tunisian slot taxes. Based on the advice of former counsel, the Company's position was that it was not subject to a tax on slot revenue under Tunisian gaming law.

         On December 11, 2001 the Company issued a press release and a Form 8-K with respect to a civil complaint "Kevin M. Kean pltf vs. John J. Pilger; et al, including the Company dfts", filed by Kevin M Kean in Jackson County, Mississippi Circuit Court, against the Company and each of the members of its Board of Directors on November 21, 2001. The Company and members of the Board petitioned Jackson County Circuit Court for a summary judgment of all allegations filed by Kean, which motion came before the court on October 11, 2002. On October 28, 2002, the Court granted the Company and members of the Board a Motion for Summary Judgment, which dismissed all of Mr. Kean's claims against each of the defendants. Additionally, the Company received on November 28, 2001 from Kevin M. Kean, a shareholder, a notice of demand that the Board of Directors of the Company initiate actions to rectify alleged wrong doing committed by certain officers and directors of the Company. The Company's qualified independent special investigator began to review these claims and allegations June 2002. On January 10, 2003 the Company received notice from Mr. Kean's attorney that Mr. Kean's intent was to file suit if the above allegations were not addressed to Mr. Kean's satisfaction. The Board of Directors believe there is no merit to Mr. Kean's allegations and are prepared to vigorously defend themselves.

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


Item 2.  Changes in Securities and Use of Proceeds

         The Company entered a revised 5-year lease agreement in May 2002 on its executive office space located at 707 Bienville Boulevard in Ocean Springs, MS. Per the terms of the lease agreement, the Company, at its option, may pay $5500 monthly or $2000 cash and $3500 in stock at a leased value of .33/share or 10,606 shares of stock monthly. The Company issued to the lessor 31,818 shares of Company stock as partial payment for months May, June and July for the first year. Additionally, the Company issued 31,818 shares of Company stock to the lessor on November 7, 2002 as partial payment for the months of August, September and October. The Company, as of December 31, 2002, owes 10,606 shares of Company stock to its lessor as partial rent for each of the months of November and December 2002, for a total of 21,212 shares of Company common stock.

         The Company completed a transaction for $500,000 bridge financing from a private lender as of January 2, 2003. As part of this transaction, the Company granted the private lender an option to purchase 150,000 shares of the Company's common stock at $.10 per share, which will be exercisable for ten years.


Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submissions of Matters to a Vote of the Security Holders

         None

Item 5.  Other Information

         Given the financial condition of the Company, the Company could not afford to retain its independent accountant for the audit of the 2002 financial statements, and a review of the three-month period ended December 31, 2002. There was no disagreement with respect to the independent accountant's audit report for fiscal year end September 30, 2001. The Company's independent accountant resigned February 18, 2003 as he was not retained by the Company to perform an audit for fiscal year end September 30, 2002. As the auditor was not engaged by the Company for Fiscal 2002, he indicated that he had no reason to remain auditor of record. The Company, upon additional funds, intends to engage a new independent accountant to perform an audit on fiscal year ended September 30, 2002, and a review of the three-month period ended December 31, 2002. The Company will retain this auditor as soon as it has acquired the resources practicably to do it.

Item 6.  Exhibits and Reports on Form 8-K

         The Company filed the following report on Form 8-K: Exhibit 99.1 - certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the 3-Month period ended December 31, 2002.

                                   SIGNATURES


         In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

                                 BOUNCBACKTECHNOLOGIES.COM, INC.

February 19, 2003                 /s/ John J. Pilger
                                  ______________________________________________
                                  John J. Pilger,
                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                 SIGNATURE AND TITLE

                                  /s/ John J. Pilger
February 19, 2003                 ______________________________________________
                                  John  J.  Pilger,   Chief  Executive  Officer,
                                  President   and   Chairman  of  the  Board  of
                                  Directors ("principal executive officer")



                                  /s/ John J. Pilger
February 19, 2003                 ______________________________________________
                                  John J. Pilger,  Chief  Financial  Officer and
                                  Chief Accounting Officer ("principal
                                  financial and accounting officer")

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John J. Pilger, certify that:

1. I have reviewed this quarterly report for the period ending December 31, 2002 on Form 10-QSB of BounceBackTechnologies.com,Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's audit committee of the Board of Directors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  Date:  February 19, 2003
                                         /s/ John J. Pilger
                                         __________________________________
                                         John J. Pilger
                                         Chief Executive Officer and Principal
                                         Financial Officer