Form 10QSB/A
period 2002-12-31
BOUNCEBACKTECHNOLOGIES COM INC
filed 2003-04-10
CIK 899778

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB/A


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2002

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

                             707 Bienville Boulevard
                      Ocean Springs, Mississippi 39564-2842
                      -------------------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (228) 872-5558
                                               --------------


         As of February 1, 2003, 11,416,507 shares of Common Stock, $0.01 par value, of the Company were outstanding.

         This amendment (the "Amendment") amends the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 filed March 20, 2003 (the "Original Report"). The Amendment is being made to modify the Company's disclosure under Item 5 of the Original Report with respect to the resignation of the Company's independent accountant, in accordance with Item 304 of Regulation S-B of the Securities Exchange Act of 1934.


         Item 5.  Other Information.

                  Given the financial condition of the Company, the Company could not afford to retain its independent accountant to audit the Company's financial statements for the fiscal year ended September 30, 2002 ("Annual Financial Statements") or to review the Company's financial statements for the three-month period ended December 31, 2002 ("Quarterly Financial Statements"). The Company's independent auditor, therefore, was not retained to perform an audit of the Company's Annual Financial Statements or to review the Quarterly Financial Statements.

                  As a result, the Company's independent accountant resigned effective February 18, 2003, indicating that he had no reason to remain auditor of record.

                  As indicated above, our independent accountant did not audit the Annual Financial Statements, and therefore did not prepare any report on such financial statements. The independent accountant's report on the financial statements for the Company's fiscal year ended September 31, 2001 did not contain any adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles.

                  The decision to resign was solely that of the independent accountant and was not recommended by the Company's board of directors or its audit committee.

                  There were no disagreements with the former independent accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with respect to the Company's financial statements.

                  As soon as practicable after the receipt of sufficient funding, the Company intends to engage a new independent accountant to perform an audit on the Annual Financial Statements and to review the Quarterly Financial Statements.

                  On March 21, 2003, the Company provided its former independent accountant with a copy of the foregoing disclosure and requested the former independent accountant to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the foregoing statements and, if not, stating the respects in which it does not agree. The Company has not received a copy of this letter, but will file a copy of such letter within two business days of receipt.


         Item 6.  Exhibits and Reports on Form 8-K.

           99.1*    Letter from Ciro E. Adams, CPA, dated ____________, 2003.


* To be filed by amendment within two business days of receipt by the Company.

                                   SIGNATURES

         In accordance with requirements of the Exchange Act, the registrant caused this amended report to be signed on behalf by the undersigned, hereunto duly authorized.

                                     BOUNCBACKTECHNOLOGIES.COM, INC.

April 9, 2003                        __________________________________________
                                     John J. Pilger,
                                     Chief Executive Officer