Form 10QSB/A
period 2002-12-31
BOUNCEBACKTECHNOLOGIES COM INC
filed 2003-05-29
CIK 899778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10-QSB/A

(Mark One)

[X] AMENDMENT NO. 2 TO QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

This amendment (the "Amendment") amends the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 filed March 20, 2003, as amended April 10, 2003 (the "Original Report"). The Amendment is being made to restate the financial information on account of adjustments made to the Company's deferred tax asset account to reflect a) the effects of concessions made to one of the Company's lenders in connection with a loan transaction, and b) the effects of a Settlement Agreement entered into with certain plaintiffs relative to the lawsuit filed against the Company.

                  INDEX TO AMENDMENT NO. 2 TO QUARTERLY REPORT
                                ON FORM 10-QSB/A

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

                                              BOUNCEBACKTECHNOLOGIES.COM, INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         (UNAUDITED)

                                                        ASSETS                               December 31,    September 30,
                                                                                               2002               2002
                                                                                           (As Restated)
Current assets:
     Cash and cash equivalents ........................................................       $ 345,387           $ 689,685
     Accounts receivable - net ........................................................          76,981              84,321
     Inventory ........................................................................          30,679              26,795
     Prepaid expenses .................................................................          40,868              92,126
                                                                                            -----------         -----------
               Total current assets ...................................................         493,915             892,927

Deferred income taxes .................................................................         960,311           1,710,311
Property and equipment - net ..........................................................         751,323             789,665
Other receivable ......................................................................         627,500             627,500
Notes receivable - related parties, net ...............................................          37,513              37,513
Other assets ..........................................................................          30,287              30,287
                                                                                            -----------         -----------
                         Total assets .................................................     $ 2,900,849         $ 4,088,203
                                                                                            ===========         ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .................................................................       $ 565,547           $ 382,216
     Current maturities of long-term debt .............................................         225,397              59,345
     Accrued gaming tax ...............................................................       1,238,555           1,572,155
     Accrued expenses and other liabilities ...........................................       1,130,029             838,014
     Deferred income taxes ............................................................          10,311              10,311
                                                                                            -----------         -----------
               Total current liabilities ..............................................       3,169,839           2,862,041

Long-term debt, less current maturities ...............................................               -             166,052
Advance deposit .......................................................................       2,000,000           2,000,000
Minority interest .....................................................................               -                   -
Stockholders' equity:
     Preferred stock, 8% cumulative, $.01 par value; 5,000,000 shares authorized;
          none issued and outstanding .................................................               -                   -
     Common stock, $.01 par value; 30,000,000 shares authorized; 11,416,507 and
        11,384,689 issued and outstanding as of December 31 and September 30, 2002
        respectively ..................................................................         102,879             102,847
     Additional paid-in capital .......................................................      23,190,782          23,187,632
     Retained earnings ................................................................     (25,562,651)        (24,230,369)
     Accumulated comprehensive income .................................................               -                   -
                                                                                            -----------         -----------
               Total stockholders' equity .............................................      (2,268,990)           (939,890)
                                                                                            -----------         -----------
                         Total liabilities and stockholders' equity ...................     $ 2,900,849         $ 4,088,203
                                                                                            ===========         ===========






         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    BOUNCEBACKTECHNOLOGIES.COM, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                                                             Three Months Ended
                                                                    December 31,           December 31,
                                                                        2002                   2001
                                                                   (As Restated)
Operating Revenues:
     Gaming segment ..............................................    $ 557,987              $ 540,208
     Technology sales ............................................            -                  8,557
                                                                     ----------             ----------
          Total revenue ..........................................      557,987                548,765
Operating Expenses:
     Gaming cost of sales ........................................      222,762                 97,950
     Gaming selling, general and administrative expenses .........      610,827                672,742
     Technology cost of sales ....................................            0                  6,677
     Technology selling, general and administrative expenses .....       15,844                 33,017
     Corporate selling, general and administrative expenses ......      297,735                586,244
                                                                     ----------             ----------
          Total operating expenses ...............................    1,147,168              1,396,630
                                                                     ----------             ----------
Operating loss ...................................................     (589,181)              (847,865)
Other Income and Expenses:
     Other income ................................................        8,482                   (173)
     Interest income .............................................           17                 12,126
     Interest expense ............................................       (1,600)               (29,052)
                                                                     ----------             ----------
          Total other income and expenses ........................        6,899                (17,099)
                                                                     ----------             ----------

Loss before minority interest.. ..................................     (582,282)              (864,964)
     Minority interest ...........................................            -                      -
                                                                     ----------             ----------
Loss before income taxes .........................................     (582,282)              (864,964)
     Income tax (expense) benefit ................................     (750,000)               200,000
                                                                     ----------             ----------
Net Income (loss) - Operating ....................................   (1,332,282)              (664,964)
                                                                     ----------             ----------


Net income (loss) per Share - Basic and Diluted
     Operating loss ..............................................      $ (0.12)               $ (0.05)
                                                                     ==========             ==========

     Weighted average common shares outstanding ..................   11,403,365             12,474,830







         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      BOUNCEBACKTECHNOLOGIES.COM, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                                                                   Three Months Ended
                                                                            December 31,       December 31,
                                                                                2002               2001
                                                                          (As Restated)
Operating Activities:
Net income (loss) .....................................................    $ (1,332,282)        $ (664,964)
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization ....................................          38,342            119,954
     Deferred income taxes benefit ....................................         750,000           (200,000)
     Provisions for doubtful accounts .................................               -              1,088
     Net change in working capital accounts ...........................         199,642            263,336
                                                                              ---------        -----------
Net cash provided by (used in) operating activities ...................        (344,298)          (480,587)

Investing activities:
Decrease in due to related party ......................................               -             41,326

Financing Activities:
Capital stock repurchase ..............................................               -             (3,006)
                                                                              ---------        -----------
Cash flows used in operations .........................................        (344,298)          (442,267)


Net increase (decrease) in cash .......................................        (344,298)          (442,267)
Cash at beginning of period ...........................................         689,685          1,863,359
                                                                              ---------        -----------
          Cash at end of period .......................................       $ 345,387        $ 1,421,093
                                                                              =========        ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest expense ......................................         $ 1,600            $ 2,286






         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        BOUNCEBACKTECHNOLOGIES.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Given the current financial condition of the Company, the Company could not retain its independent accountant to do an audit for the 2002 fiscal year, and therefore, the financial statements for the year ended September 30, 2002 are not audited. Additionally, the financial information for the quarter ended December 31, 2002 has not been subject to review by an independent accountant, however, the financial information for the quarter ending December 31, 2001 was subject to a review by the independent accountant for the Company. The Company is endeavoring to raise additional funds. Upon receipt of funds sufficient to provide the Company with enough resources, the Company plans to engage an independent accountant to perform an audit on the financial statements for the year ended September 30, 2002, and to review the three month period ended December 31, 2002, at which time the Company will amend its Annual Report on Form 10-KSB and the Quarterly Report on the Form 10-QSB, as amended.

         The accompanying restated unaudited financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's operating losses and working capital deficiency raise substantial doubt about the ability of the Company to satisfy its long term debt and continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 1- Restatement

         As more fully described below, this restatement relates to the restatement of the balance in the Company's deferred tax asset account to properly reflect a) the effects of concessions made to one of the Company's lenders in connection with the extension of additional credit, and b) the effects of a Settlement Agreement entered into with certain plaintiffs relative to a lawsuit filed against the Company (see Note 12).

         Restatement of Deferred Tax Asset. As described in Note 12- Subsequent Events, the Company obtained a $500,000 bridge loan from a private lender in January 2003. In connection with this financing, the Company agreed to repay the lender $1.5 million out of the $12.5 million prospective proceeds due the Company from Lakes Gaming pursuant to the terms of a Conditional Release and Termination Agreement (see Note 7 - Advance Deposit). In addition, on August 12, 2002. the Company and two plaintiffs in a litigation between the Company and the plaintiffs entered into an agreement to settle all litigation initiated by the Company against the plaintiffs, as well as all counter-claims initiated by the plaintiffs against the Company and its CEO, John Pilger. Pursuant to the terms of the Settlement Agreement, the Company assigned to the plaintiffs $1 million of the $12.5 million prospective proceeds due the company from Lakes Gaming pursuant to the terms of the Conditional Release and Termination Agreement (see Note 7 - Advance Deposit). Under the terms of the Settlement Agreement, the plaintiffs will also receive $200,000 per year, paid quarterly in the arrears, over a five-year term. This encumbrance of $2.5 million of the Lakes Gaming settlement proceeds reduces the taxable income that will be generated from the receipt of the $12.5 million payment, and, accordingly, reduces the carrying value of the Company's deferred tax asset from the originally reported amount of $1,700.000 to the restated amount of $950,000.



Note 2 - Short Term Financing Needs:  Going Concern

         The Company has no current sources of revenue. Its technology subsidiary has essentially ceased all operations, and as of December 31, 2002 its foreign subsidiary, CRC of Tunisia, had negative working capital of $1,748,210. Accordingly, the Company anticipates no revenues until and unless Lakes Gaming, Inc. (NASDAQ: LACO) ("Lakes Gaming") opens the Pokagon Michigan casino. (See Note 8 - Advance Deposit).

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


Note 3 - Business

         BounceBackTechnologies.com,   Inc.  (the   "Company")  is  a  Minnesota
corporation organized in 1969. The Company's ticker symbol for its Common Stock is "BBTC.PK" and the Common Stock is traded in the "pink sheets."

         Prior to January 4, 2000, the Corporation conducted its business under the name of Casino Resource Corporation. The name change was to reflect the Company's intent to focus on marketing, sales and business solutions to the Internet and e-commerce industries. The Company acquired, through its 80% owned subsidiary, all of the assets of Raw Data Inc., a privately owned California company. Upon the consummation of the acquisition on December 31, 1999, the Company changed the name of its 80%-owned subsidiary to BounceBackMedia.com, Inc. (BBM). As BBM has been unable to generate sufficient revenue to offset its fixed and variable expenses, the Company is liquidating BBM's business operation.

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

         CRC of Tunisia received notice of an assessment from the Tunisian Department of Finance totaling 4.6 million dinars ($3.43 US equivalent) relating to unpaid gaming taxes, a slot assessment tax and an income tax adjustment. The Company is in the process of appealing this assessment. Additionally, CRC of Tunisia initiated arbitration proceedings against its casino lessor. All rent payments due the lessor are being accrued subject to a settlement by the arbitration panel. Lastly, CRC of Tunisia has been negatively impacted by Tunisia's decline in tourism subsequent to September 11, 2001 due to growing uncertainties of the political environment, global economic slowdown and increased competition in the international market. Given the geopolitical climate, the Company can make no assurances that CRC of Tunisia will generate sufficient revenues in the future to maintain its casino operation.


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

         CRC of Tunisia received notice of an assessment from the Tunisian Department of Finance totaling 4.6 million dinars ($3.43 US equivalent) relating to unpaid gaming, a slot assessment and an income tax adjustment. The Company is in the process of appealing this assessment. Additionally, CRC of Tunisia initiated arbitration proceedings against its casino lessor. All rent payments due the lessor are being accrued subject to a settlement by the arbitration panel. Lastly, CRC of Tunisia has been negatively impacted by Tunisia's decline in tourism subsequent to September 11, 2001 due to growing uncertainties of the political environment, global economic slowdown and increased competition in the international market. Given the geopolitical climate, the Company can make no assurances that CRC of Tunisia will generate sufficient revenues in the future to maintain its casino operation.


 Technology Segment

         Through its 80%-owned subsidiary, BBM, the Company acquired all of the assets of Raw Data Inc., a privately owned California company focused on e-commerce business-to-business solutions, for $85,000 cash and a non-interest bearing note for $65,000 due when and if BBM reached $8,000,000 in revenue on a cumulative basis within its first two years. BBM commenced operations on December 31, 1999. The Company recognized $81,500 in goodwill. The $65,000 note payable was not recorded, since BBM did not achieve $8,000,000 in revenue on a cumulative basis within its first two years.

         As BBM has been unable to generate sufficient revenue to offset its fixed and variable expenses, the Company is liquidating BBM's business operation, and the goodwill recorded in connection with the purchase has been charged off.


Summary

Three Months Ended
     December 31, 2002                                   Gaming        Technology      Corp. & Other          Total
                  (As Restated)
                                                        ----------       ---------         ----------        ----------
Total Revenue ......................................     $ 557,987             $ -                $ -         $ 557,987
Cost of sales ......................................       222,762               -                  -           222,762
Corporate selling, general and                                                                                        -
  administrative expenses ..........................       610,827          15,844                  -           626,671
Unallocated corporate expenses .....................                                          297,735           297,735
                                                        ----------       ---------         ----------        ----------
Operating income (loss) ............................      (275,602)        (15,844)          (297,735)         (589,181)
Other income and expenses ..........................         2,145               -              4,754             6,899
                                                        ----------       ---------         ----------        ----------
Loss before income taxes ...........................      (273,457)        (15,844)          (292,981)         (582,282)
Income tax (expense) benefit .......................             -               -           (750,000)         (750,000)
                                                        ----------       ---------         ----------        ----------
     Net income (loss) - operating .................    $ (273,457)      $ (15,844)      $ (1,042,981)     $ (1,332,282)
                                                        ==========       =========         ==========        ==========

As of December 31, 2002
Total assets .......................................     $ 984,412        $ 37,128        $ 1,879,309       $ 2,900,849
Total liabilities * ................................     9,259,912       1,016,101         (5,106,174)        5,169,839
Total equity .......................................    (8,275,500)       (978,973)         6,985,483        (2,268,990)

As of September 30, 2002
Total assets .......................................   $ 1,306,877        $ 40,665        $ 2,740,660       $ 4,088,202
Total liabilities * ................................     9,312,102       1,003,801         (5,287,810)        5,028,093
Total equity .......................................    (8,005,225)       (963,136)         8,028,470          (939,891)

Three Months Ended
     December 31, 2001                                   Gaming        Technology      Corp. & Other          Total
                                                        ----------       ---------         ----------        ----------
Total Revenue ......................................     $ 540,208         $ 8,557                $ -         $ 548,765
Cost of sales ......................................        97,950           6,677                  -           104,627
Corporate selling, general and                                                                                        -
  administrative expenses ..........................       672,742          33,017                  -           705,759
Unallocated corporate expenses .....................                                          586,244
                                                        ----------       ---------         ----------        ----------
Operating income (loss) ............................      (230,484)        (31,137)          (586,244)         (847,865)
Other income and expenses ..........................             -         (11,274)            (5,825)          (17,099)
                                                        ----------       ---------         ----------        ----------
Loss before income taxes ...........................      (230,484)        (42,411)          (592,069)         (864,964)
Income tax benefit .................................             -               -            200,000           200,000
                                                        ----------       ---------         ----------        ----------
     Net loss - operating ..........................    $ (230,484)      $ (42,411)        $ (392,069)       $ (664,964)
                                                        ==========       =========         ==========        ==========

As of December 31, 2001
Total assets .......................................   $ 1,187,597       $ 166,567        $ 3,685,332       $ 5,039,496
Total liabilities * ................................     8,357,958         981,347         (5,131,289)        4,208,016
Total equity .......................................    (7,170,361)       (814,780)         8,816,621           831,480

As of September 30, 2001
Total assets .......................................   $ 1,317,776       $ 208,559        $ 3,890,729       $ 5,417,064
Total liabilities * ................................     8,167,603         980,910         (5,201,184)        3,947,329
Total equity .......................................    (6,849,827)       (772,351)         9,091,913         1,469,735


Note 5 - Other Receivable


         The Company incurred approximately $600,000 in expenses in pursuit of a Cherokee Indian gaming venture with Harrah's (NYSE: HET) in Cherokee, North Carolina. Ultimately, Harrah's was awarded a casino management agreement with the Eastern Band of Cherokee Indians. Concurrent with the pursuit of this North Carolina venture, the Company and Harrah's entered into a partnership agreement to build and manage the future Michigan casino with the Pokagon Indians. (The Company subsequently sought a new venture partner in Lakes Gaming and that new agreement with Lakes Gaming is fully described in Note 8.)

         Harrah's agreed to reimburse the Company the $600,000 related to its expenses in pursuit of the North Carolina venture, however, in 1998, Harrah's terminated its agreement with the Pokagon tribe, and the Company has pursued legal remedies to recover the $600,000 in expenses from Harrah's. This receivable was fully reserved for in fiscal year ending September 30, 1998.

         A Minnesota trial court dismissed the Company's civil suit against Harrah's on May 24, 1999 for lack of jurisdiction. The Company appealed this decision to the Eighth Circuit U.S. Court of Appeals, and on March 13, 2001, the Appeals Court reversed the decision of the trial court and remanded the Company's suit against Harrah's back to the District Court (See Note 12). Although the Company had taken an allowance for the receivable as a doubtful account, the original facts and circumstances again exist for the Company to expect to recover this receivable, thus, the Company reversed its allowance for doubtful accounts of $600,000.


Note 6 - Related Party Transaction

         Notes and advances receivable include notes and related interest due from a director totaling $37,513 at December 31, 2002.

         Pursuant to the terms of a Supplemental Employment Agreement dated April 3, 1998, the Company had accrued a loan payable to Mr. John Pilger totaling $265,000 (interest included) through December 31, 2001. Upon Mr. Pilger satisfying a loan due the Company, (including interest) totaling $44,535, the Company owed Mr. Pilger the net sum of $220,665. Mr. Pilger agreed to accept $80,645 in cash and the balance of $140,000 payable in monthly installments of $5,000 principal plus interest, in order to conserve the Company's cash. The balance due on the note to Mr. Pilger this December 31, 2002 was $79,153.68. All balances due Mr. Pilger by the Company, pursuant to written agreement, will become immediately due and owing upon a defined event whereby the Company receives $500,000 or more. Additionally, Mr. Pilger was due, under the terms of his employment contract, $125,000 on September 30, 2002. Mr. Pilger agreed to defer payment until the Company received its bridge financing this January 2003. Mr. Pilger has accepted payments totaling $79,000 through February 13, 2003, deferring the balance due him under his contract of $ 46,000.

         Dennis Evans was employed as Vice President of Corporate Marketing and Consultant to CRC of Tunisia. Pursuant to an agreement with the Company, Mr. Evans had agreed to a 50% deferral in wages, which wage totaled $24,231, which becomes payable upon a deferred event whereby the Company receives $750,000 or more.

         Pursuant to a contract, the Company owes accrued fees totaling $53,253 to Ms. Pollman as of December 31, 2002. These wages continue to accrue at a rate of $40/hour according to hours Ms. Pollman works. All monies accrued will be immediately due and owing per written agreement, upon occurrence of an event whereby the Company receives $750,000 or more.

Note 7- Long Term Debt

LINE OF CREDIT, 7.75%. The Company had a line-of-credit arrangement with a regional bank, which provides for borrowing up to $200,000 with interest at prime plus 1%. This line-of-credit is secured by the accounts receivable of the Company and personally guaranteed by the Company's CEO, John Pilger. As of September 30, 2002 the line of credit was capped and renewed as a term note payable of over a 60-month period at 7.75% interest with monthly payments of $4,021.54.

EQUIPMENT LEASE, 12.5%. As of December 31, 2001, the Company reclassified an operating lease to a capital lease. This lease is for the CD cutting machine which was used by BBM. The equipment lease is a three-year lease ending in May of 2003. There is a $1 purchase option at the end of the lease. This lease, as of December 31, 2002 was in default with a principle balance of $20,026 and an amount due of $10,920 to bring payments current. The Company cured this lease default on February 13, 2003 (See Note 13 - Subsequent Events).


Note 8 - Advance Deposit

         In December 1998, the Company entered into a Memorandum of Understanding to form a joint venture with Lakes Gaming, Inc. (NASDAQ: LACO) for the purpose of pursuing a management and development agreement to develop one or more casinos on behalf of the Pokagon Band of Potawatomi Indians (the "Pokagon Tribe") in southwestern Michigan and northern Indiana. In May 1999, the Company and Lakes Gaming entered into a Conditional Termination Agreement ("Agreement") to terminate the Memorandum of Understanding, in the event that the Pokagon Tribe chose to enter into management and development agreements solely with Lakes Gaming. In June 1999, Lakes Gaming was selected by the Pokagon Tribe to negotiate a management and development agreement and on August 31, 1999, the Pokagon Tribe ratified the Management and Development Agreement solely with Lakes Gaming to build a Michigan casino. The "condition" terminating the "Agreement" was met and became effective. The terms of the "Agreement" call for the payment by Lakes Gaming, Inc. to the Company of fees equating to $12.4 million over five years once the casino opens, including the advance payment of $2 million of these fees which was received by the Company on August 31, 1999. The "Agreement" requires the Company to return the advance after five years if the casino has not opened. (See Note 12 - Commitments and Contingencies).

         The Agreement with Lakes Gaming, Inc. contains additional fees the Company can earn in the aggregate of $2.5 million, contingent on certain events that may occur, such as the Tribe building an additional casino in Indiana and selecting Lakes Gaming as the manager, and other events. The Company is not aware at this time that the Pokagon Indians are pursuing this additional casino.

         The Company is not scheduled to receive any further payments from Lakes Gaming until the casino opens. Lakes Gaming commenced site development of the Michigan casino in 2001, but there can be no assurances provided with respect to timing of completion of the casino.

         No timetable for the opening of the casino is determinable. The compact has been signed by the Governor, approved by the Michigan senate and House of Representatives, and recognized as valid by the Secretary of the Interior. The land for the casino has been purchased and site improvements initiated. The contractor has been selected to build the casino. The Bureau of Indian Affairs has indicated that they are prepared to accept the land in trust. Upon a favorable outcome of a legal action brought by Taxpayers of Michigan Against Casinos against the U.S. Department of the Interior, a timetable for the opening of the casino can be determined. The Company expects an eventual favorable outcome and opening of a casino in New Buffalo, Michigan.


Note 9 - Lease Commitments

         The Company and its subsidiaries lease buildings and equipment under non-cancelable operating lease agreements, which expire at various times through the year 2007. These leases generally provide that the Company pay taxes, insurance and maintenance related to leased assets.

         CRC of Tunisia is leased pursuant to a revised lease agreement (with two, three-year renewal options) dated June 6, 2000. The revised lease agreement provides for an adjusted annual base rent of 480,000 dinars, which is approximately US $356,083 based on the exchange rate at December 9, 2002, plus value added taxes. In addition, a scaled variable rental fee is incurred when gross gaming revenues exceed 125,000 dinars monthly. The Company also pays rent on the Casino Theatre at the rate of 10% of theatre revenue with a minimum payment due of one dinar (currently worth approximately $.74 based on the exchange rate of 1.348 Dinars = $1.00 US as of December 9, 2002) per paying customer. CRC of Tunisia entered arbitration in Tunisia with the lessor on September 17, 2001 in order to mediate a dispute between the casino and the lessor. The Company contends the lessor has inappropriately advanced itself $227,229, duplicated rent payments of $210,294, and to date has been unwilling to treat these advances as prepaid rent (See Note 12 - Commitment and Contingencies).

         The Company entered a revised 5-year lease agreement in May 2002 on its executive office space located at 707 Bienville Boulevard in Ocean Springs, MS. Under the terms of the lease agreement, the Company, at its option, may pay $5500 monthly or $2000 cash and $3500 in stock at a leased value of .33/share or 10,606 shares of stock monthly for the first year of the lease. Thereafter, lease payments are paid in cash. The Company issued to the lessor 31,818 shares of Company stock as partial payment for months May, June and July. Additionally, the Company issued 31,818 shares of Company stock to the lessor on November 7, 2002 as partial payment for the months of August, September and October. As of December 31, 2002 the Company has accrued 21,212 additional shares of common stock due the lessor.

         December 31, 2002, the Company was obligated pursuant to non-cancelable operating leases to make future minimum lease payments as follows:

                     Year ending
                             2003       479,042
                             2004       461,796
                             2005       449,561
                             2006       443,240
                             2007       413,240
                                    -----------
                                    $ 2,246,879
                                    ===========

         As of December 31, 2001, the Company reclassified an operating lease to a capital lease. This lease is for the CD cutting machine used by BBM. The equipment lease was a three-year lease ending in May 2003. There is a $1 purchase option at the end of the lease. As of December 31, 2002, this lease was in default with a principle balance of $20,026 and an amount due of $10,920 to bring payments current. The Company cured this lease default on February 13, 2003 (See Note 13 - Subsequent Events).


Note 10 - Unregistered Stock Issuance

         The Company entered a revised 5-year lease agreement in May 2002 on its executive office space located at 707 Bienville Boulevard in Ocean Springs, MS. Under the terms of the lease agreement, the Company, at its option, may pay $5500 monthly or $2000 cash and $3500 in stock at a leased value of .33/share or

10,606 shares of stock monthly. The Company issued to the lessor 31,818 shares of Company stock as partial payment for months May, June and July for the first year. Additionally, the Company issued 31,818 shares of Company stock to the lessor on November 7, 2002 as partial payment for the months of August, September and October. As of December 31, 2002, the Company owes 10,606 shares of Company stock to its lessor as partial rent for each of the months of November and December 2002, for a total of 21,212 additional shares of common stock.

         The Company completed a transaction for $500,000 bridge financing from a private lender as of January 2, 2003. As part of this transaction, the Company granted the private lender an option to purchase 150,000 shares of the Company's common stock at $.10 per share, which will be exercisable for ten years.


Note 11 - Contingent Liability

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


Note 12 - Commitments and Contingencies

         A. HARRAH'S LITIGATION. On September 4, 1998, the Company initiated a civil suit against Harrah's (NYSE-HET) in the United States District Court for District of Minnesota. The suit concerns the 1995 and 1996 agreements between the Company and Harrah's to jointly develop and manage gaming facilities for the Pokagon band of Potawatomi Indians in Michigan and Indiana. The Company alleges that Harrah's breached these agreements with the Company and tortuously interfered with the Company's contractual and prospective economic advantage associated with the Pokagon Band of Potawatomi Indians' gaming opportunities. The suit further alleges that Harrah's withheld vital business information from the Company. The trial court dismissed the case on May 24, 1999 for lack of jurisdiction stating that the Company's claims were preempted by the Indian Gaming Regulatory Act. Accordingly, the court held that the Company's claims could not be heard in Federal Court. The Company asserted that it had the right to resolve the dispute with Harrah's in some forum and the trial court erred by dismissing the Company's complaint without granting the Company leave to file an amended complaint which would include a claim for an accounting and damages under the Uniform Partnership Act. On appeal, the Eighth Circuit U.S. Court of Appeals entered a decision, dated March 13, 2001, in favor of the Company and stating that the District Court erred in dismissing the Company's suit against Harrah's, and remanded the suit against Harrah's to the District Court for further proceedings. On May 16, 2001, the District Court set a retrial scheduling order, which allowed the Company's legal representatives to initiate discovery. On October 3, 2001, Harrah's filed a motion to dismiss with the District Court, claiming that the contract between Harrah's and the Company, by its terms, precludes the Company from asserting a claim, and that the Company's claims are speculative. On March 22, 2002, the District Court rejected all but one of the motions made by Harrah's. The court dismissed the Company's claim for tortuous interference with contract, but left standing the Company's claims for breach of contract, breach of fiduciary duty and accounting under partnership law and claims against certain officers of Harrah's for aiding and abetting the alleged inappropriate activities by Harrah's, specifically finding that "the relationship between the Company and Harrah's constitutes a partnership or joint venture." After completing discovery in the case, the Company and Harrah's filed motions for summary judgment, which motions were heard on November 27, 2002 by the Court. Based upon comments made by the Court at the hearing, the Company expects the Court to deny both motions and set the case for trial during the Spring of 2003, though no assurance can be made.

         B. SMITH AND MONARCH CASINOS LITIGATION. On December 19, 1998, the Company initiated a civil suit against Willard Smith and Monarch Casinos, Inc. in the Circuit Court of Jackson County, Mississippi. The Company alleged that Mr. Smith and Monarch Casinos breached the terms of a Memorandum of Understanding, Amendment and Modification Agreement and a Consulting Agreement, by failing to provide the services required under the terms of the agreements, breaching their obligations of good faith to the Company and by attempting to secure the termination of the Company's interest in the Pokagon project. The suit further alleged that Mr. Smith defaulted on his obligations to pay rent and maintain the up-keep of a Company property located at 303 LaSalle Street, Ocean Springs, Mississippi and defaulted on repayment of loans from the Company in excess of $300,000.

         On February 16, 1999, Mr. Smith filed a counterclaim alleging breach of contract, breach of duty of fair dealing, tortuous interference with prospective business advantage, specific performance of contract to purchase real property and fraud. Additionally, on July 10, 2000, Mr. Smith filed a suit against the Company's CEO, John J. Pilger, alleging he is the alter ego of the Company and, as such, is liable for the acts of the Company, including breach of contract, breach of duty of good faith and fair dealing, tortuous interference with prospective business advantage, breach of contract to purchase real property, and fraudulent inducement.

         On August 12, 2002, the Company, Mr. Smith and Monarch Casinos entered into an agreement to settle all litigation initiated by the Company against Mr. Smith and Monarch Casinos, as well as all counter-claims initiated by Mr. Smith and Monarch Casinos against the Company and its CEO, John Pilger. Pursuant to the terms of the Settlement Agreement, the Company assigned to Mr. Smith and Monarch Casinos $1 Million of the prospective proceeds due the company from Lakes Gaming under the terms of the Conditional Release and Termination Agreement (see Note 8 - Advance Deposit). In addition, Mr. Smith and Monarch Casinos shall receive $200,000 per year, paid quarterly in the arrears, over a five-year term. The Company also agreed to assign to Mr. Smith and Monarch Casinos $1 Million of any D&O insurance proceeds that may be due the Company as settlement fees arising from the litigation against John Pilger, in his capacity as the Company's CEO. The Company, pursuant to the terms of the Settlement Agreement, conveyed to Mr. Smith, by quitclaim deed, the property located at 303 LaSalle Court, and lots 5 and 6 in Seapoint Subdivision, Ocean Springs, Mississippi. Mr. Smith satisfied in full the underlying mortgage held by the Company on the property located at 303 LaSalle, Ocean Springs, Mississippi.

         In turn, Mr. Smith, Monarch Casinos and their respective representatives released the Company and its agents from any claims they may have now or in the future relating to any prior business transactions between the parties. Pursuant to the terms of this agreement, if the Company does not recover any money under the events described above, Mr. Smith and Monarch Casinos agreed that the Company will have no further liability to them.

         C. BIRKS LITIGATION. On May 13, 2001, Roger Birks, the former CEO of BBM, an 80%-owned subsidiary of the Company, commenced an action in Clark County District Court, Nevada, against BBM, a Nevada company, and John Pilger, President of BBM and CEO of the Company, alleging: breach of BBM Purchase Agreement by the Company for failure to use its best efforts to capitalize BBM; breach of Birks' Employment Agreement; and lastly, alleging that the Company and its alter ego, John Pilger, made false representations to Plaintiff which Plaintiff acted upon with respect to the BBM Purchase Agreement and Plaintiff's Employment Agreement. Plaintiff seeks compensatory and punitive damages and has not claimed a specific amount of damages, but claims that such damages exceed $40,000. The Plaintiff also seeks reimbursement of attorney fees. The Company and its CEO, John Pilger, deny the allegations and have filed counterclaims against Mr. Birks, alleging that Birks has willfully caused these legal proceedings to coerce a settlement and that Mr. Birks is guilty of abuse of process. Mr. Pilger further alleges Birks has acted in bad faith with malice, and is entitled to an award for punitive and exemplary damages in excess of $10,000. A trial date has been continued from December 9, 2002 to April 11, 2003. In advance of trial, the Company will be seeking to have the court move impose sanctions, including the dismissal of Birks' complaint, because of Birks' failure to comply with discovery requirements.

         D. CRC OF TUNISIA CASINO LESSOR ARBITRATION. CRC of Tunisia, an 85%-owned subsidiary of the Company, initiated arbitration proceedings against its casino lessor. The Company's position is that the lessor took unauthorized advances totaling $227,229, duplicated rent payments of $210,294, and to date has been unwilling to treat these advances as prepaid rent. A three-panel Tunisian arbitration hearing began April 2002. The arbitration panel is empowered to take appropriate steps to settle the dispute between the parties.

         E. TUNISIAN TAX ASSESSMENTS. On June 21, 2001, the Company received notice of an assessment from the Tunisian Department of Finance for an amount totaling 4.6 million dinars ($3.43 million U.S. equivalent, based on exchange rate on December 15, 2002). This is related to unpaid gaming tax, a slot tax assessment, and an adjusted income tax assessment. The Company has retained the services of a Tunisian tax attorney, who is in the process of appealing this assessment. Based on the tax attorney's review, approximately $3.1 million dinars ($2.31 million U.S. equivalent, based on exchange rate on December 15, 2002) of this assessment relates to Tunisian statutory regulations, which require businesses to maintain original transaction documents for Tunisian tax purposes. The lessor confiscated the majority of CRC of Tunisia's financial operating and reporting records in December 2000, which records tracked both loans from the Company to CRC of Tunisia, as well as purchases made by the Company of equipment, furniture and fixtures for the sole benefit of CRC of Tunisia, beginning in 1997. Thus, our tax attorney has recommended that the CRC of Tunisia operation reserve 1.5 million dinars ($1.11 million U.S. equivalent, based on exchange rate on December 15, 2002) to satisfy this assessment. $1,572,155 has been accrued for Tunisian slot taxes. Based on the advice of former counsel, the Company's position was that it was not subject to a tax on slot revenue under Tunisian gaming law.

         F. KEAN CLAIMS. On December 11, 2001, the Company issued a press release and a Form 8-K with respect to a civil complaint "Kevin M. Kean pltf vs. John J. Pilger; et al, including the Company dfts", filed by Kevin M. Kean in Jackson County, Mississippi Circuit Court, against the Company and each of the members of its Board of Directors on November 21, 2001. The Company and members of the Board petitioned Jackson County Circuit Court for a summary judgment of all allegations filed by Kean, which motion came before the court on October 11, 2002. On October 28, 2002, the Court granted the Company and members of the Board a Motion for Summary Judgment, which dismissed all of Mr. Kean's claims against each of the defendants. Additionally, the Company received on November 28, 2001 from Kevin M. Kean, a shareholder, a notice of demand that the Board of Directors of the Company initiate actions to rectify alleged wrong doing committed by certain officers and directors of the Company. The Company's qualified independent special investigator began to review these claims and allegations June 2002. On January 10, 2003 the Company received notice from Mr. Kean's attorney that Mr. Kean's intent was to file suit if the above allegations were not addressed to Mr. Kean's satisfaction. The Board of Directors believes that there is no merit to Mr. Kean's allegations and is prepared to vigorously defend any claims brought.

         G. BARNES CLAIMS. The Company received notice on December 18, 2002 of claim by a James Barnes for alleged breach of contract dated March 10, 1995. Mr. Barnes demands the Company satisfy, pursuant to the terms of a contract regarding the Pokagon Casino Development, a 5% commission, or approximately $500,000. Mr. Barnes's attorney indicates if the Company is unwilling to settle this claim, Mr. Barnes will proceed to file suit in Jackson County, MS. The Company believes that there is no merit to Mr. Barnes' claim, and is prepared to vigorously defend itself.


Note 13 - Subsequent Events

         The Company received $500,000 bridge financing from a private lender as of January 2, 2003. This loan will be used by the Company to meet its ongoing operating expenses. The loan will be payable in full on or before five years from the date of issuance, subject to various prepayment triggers which are outlined within the terms of the loan agreement. The note due the private lender will be secured by the Company's corporate guarantee, an assignment of $1.5 million of the payments due to the Company under the terms in the Revised and Restated Termination Agreement by Lakes Gaming, Inc. (see Note 7 - Advance Deposit), as well as any monetary recovery awarded the Company from its litigation with Harrah's. Additionally, 150,000 options at a strike price of $.10 per share, exercisable for a 10-year period will be granted to the private lender. (See Form 8-K issued by the Company on January 13, 2003 with respect to the transaction).

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


INCOME TAXES

         The Company recognized a tax benefit of $200,000 in 2002 resulting primarily from continuing net operating losses. During the quarter ended December 31, 2002, as the result of the encumbrance of approximately $2.5 million of the prospective Lakes Gaming settlement, the Company increased by $750,000 the allowance against its deferred tax asset and recognized income tax expense in the same amount. The Company's effective tax rates vary from statutory tax rates primarily as a result of net losses of its foreign subsidiary for which there are no tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has no current sources of revenue. Its technology subsidiary has ceased all operations, and, as of December 31, 2002, its foreign subsidiary, CRC of Tunisia, has negative working capital of $1,748,210. Accordingly, the Company anticipates no revenues until and unless Lakes Gaming, Inc. (NASDAQ: LACO) ("Lakes Gaming") opens the Pokagon Michigan casino. (See
Note 8 to the Financial Statements - Advance Deposit).

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

         As of December 31, 2001, the Company reclassified an operating lease to a capital lease. This lease is for the CD cutting machine used by BBM. The equipment lease is a three-year lease ending in May 2003. There is a $1 purchase option at the end of the lease. This lease, as of December 31, 2002 was in default with a principle balance of $20,026 and an amount due of $10,920 to bring payments current. The Company cured this lease default on February 13, 2003 (See Note 13 to the Financial Statements - Subsequent Events).

         As of July 1999, the Company executed a Revised Conditional Release and Termination Agreement with Lakes Gaming for a maximum aggregate amount of $16.1 million, which included a $2 million refundable cash down payment received by the Company. The down payment is refundable if a casino is not opened within five years and has been recorded as advance deposit in 2002 and 2001. As the Company cannot make any assurances that sufficient cash will be on hand as of August 2004 to make repayment, if necessary, to Lakes Gaming, the Company will be required to look to an outside source for these funds. The Company would more likely than not be required to renegotiate the terms of repayment with Lakes Gaming. Payment of the remaining $14.1 million is contingent upon opening of the casino and other events occurring in the future. Site development of a Michigan casino by Lakes Gaming commenced in 2001. Lakes has the right under the terms of the Company's Revised Conditional Release and Termination agreement to retire its debt obligation to the Company of approximately $11.0 million by making a one-time discounted 10% present value payment of approximately $8.0 million. However, there can be no assurances as to the timing of completion of the casino or its opening. No timetable for the opening of the casino is determinable. The compact has been signed by the Governor, approved by the Michigan senate and House of Representatives, and recognized as valid by the Secretary of the Interior. The land for the casino has been purchased and site improvements initiated. The contractor has been selected to build the casino. The Secretary of Interior has indicated that they are prepared to accept the land in trust. On Friday, March 29, 2002, the Washington D.C. Federal District Court dismissed the majority of claims in the lawsuit against the U.S. Department of the Interior, which was brought by Taxpayers of Michigan Against Casinos ("TOMAC"). The lawsuit alleged that the Pokagon Band of Potawatomi Indians of Michigan did not fit the established criteria of a tribe entitled to operate a casino. It also alleged that the Department of Interior did not act properly when it took 675 acres of land in southwestern Michigan, located in New Buffalo Township, into trust for the tribe. The single issue the Court's opinion did not resolve concerns TOMAC's allegation that the Department of Interior took the Pokagon's land into trust before a proper environmental impact study was completed. The parties responded to the Court's questions regarding this issue through September 2002. On January 23, 2003 the Court ordered the Department of Interior to submit an evaluation of the potential impact on secondary growth the casino may have on the environment before removing an injunction on the Department of Interior to take the casino land into trust, thus moving Lakes Gaming closer to a favorable outcome. If permitted to move forward, the tribe intends to build a $160 million casino on 51 of the 675 acres taken into trust. The tribe also plans to include a hotel and restaurant in addition to its 150,000 square feet of gaming space. Upon a favorable outcome to this legal action, a timetable for the opening of the casino can be determined. The Company expects an eventual favorable outcome and opening of a casino in New Buffalo, Michigan, but no assurances can be made.

         On June 21, 2001, the Company received notice of an assessment from the Tunisian Department of Finance for an amount totaling 4.6 million dinars ($3.43 million U.S. equivalent, based on exchange rate on December 15, 2002). This is related to unpaid gaming tax, a slot tax assessment, and an adjusted income tax assessment. The Company has retained the services of a Tunisian tax attorney, who is in the process of appealing this assessment. Based on the tax attorney's review, approximately $3.1 million dinars ($2.31 million U.S. equivalent, based on exchange rate on December 15, 2002) of this assessment relates to Tunisian statutory regulations, which require businesses to maintain original transaction documents for Tunisian tax purposes. The Company believes that CRC of Tunisia's casino lessor, Samara Casino Company, is in possession of the majority of CRC of Tunisia's financial operating and reporting records in December 2000, which records tracked both loans from the Company to CRC of Tunisia, as well as purchases made by the Company of equipment, furniture and fixtures for the sole benefit of CRC of Tunisia, beginning in 1997. Thus, our tax attorney has recommended CRC of Tunisia operation reserve 1.5 million dinars ($1.11 million U.S. equivalent, based on exchange rate on December 15, 2002) to satisfy this assessment. $1,572,155 has been accrued for Tunisian slot taxes. The Company had been operating under the advice of former counsel, who advised that the Company was not subject to a tax on slot revenue under Tunisian gaming law.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As of a date since February 27, 2003, the principal executive officer and principal financial officer evaluated the Company's controls and procedures related to its reporting and disclosure obligations, as well as its internal controls. The officer serving in these capacities, except as set forth below, has concluded that the Company's disclosure controls and procedures are sufficient to provide that (a) material information relating to the Company, including its consolidated subsidiaries, is made known to him by other employees of the Company and its consolidated subsidiaries, particularly material information related to the period for which this amended periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

         In connection with travel restrictions put in place since September 11, 2001 and limitations on the Company's access to certain records of CRC of Tunisia relative to the Company's arbitration dispute with its landlord, and in light of the geopolitical climate and Arab-United States relations, the Company has been unable to maintain its level of on-site monitoring and oversight of the CRC of Tunisia operations. The principal executive officer and principle financial officer has identified this as a deficiency and a factor that can significantly effect the interenal controls in place with respect to the operations of this subsidiary. While the principal executive officer and principle financial officer has no reason to believe that the disclosures and financial reporting to date have been materially impaired, this situtation could adversely affect the Company's ability to record, process, summarize and report financial and other information related thereto in the future. This has been disclosed to the Company's Audit Committee, and the Company and its executive officers will continue to monitor the situtation and look for alternative ways to ensure compliance with the Company's policies with respect to fraud and that the Company's reports and disclosures fairly present in all material respects the financial and other information related to the Company, including CRC of Tunisia.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


     Exhibit 99.1 - Certification  pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002.

     Exhibit 99.2 - Certification  pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002.

                                   SIGNATURES


         In accordance with requirements of the Exchange Act, the registrant caused this amended report to be signed on behalf by the undersigned, hereunto duly authorized.

                                      BOUNCBACKTECHNOLOGIES.COM, INC.

May 29, 2003                          /s/ John J. Pilger
                                      ------------------------------
                                               John J. Pilger,
                                               Chief Executive Officer