Form 10QSB
period 2003-03-31
BOUNCEBACKTECHNOLOGIES COM INC
filed 2003-06-04
CIK 899778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[  ] Yes  [ X ] No

As of May 13, 2003, 11,448,325 Shares of Common Stock, $0.01 par value, of the Company were outstanding.

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submissions of Matters to a Vote of the Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

                            BOUNCEBACKTECHNOLOGIES.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        ASSETS                            March 31,           September 30,
                                                                                             2003                 2002
                                                                                          (Unaudited)          (Unaudited)
Current assets:
     Cash and cash equivalents                                                              $ 566,053           $ 689,685
     Accounts receivable - net                                                                 57,716              84,321
     Inventory                                                                                 25,870              26,795
     Prepaid expenses                                                                          38,229              92,126
                                                                                          -----------         -----------
               Total current assets                                                           687,868             892,927

Deferred income taxes                                                                               -           1,710,311
Property and equipment - net                                                                  298,610             789,665
Other receivable                                                                              600,000             600,000
Notes receivable - related parties, net                                                        65,013              65,013
Other assets                                                                                   30,287              30,287
                                                                                          -----------         -----------
                         Total assets                                                     $ 1,681,778         $ 4,088,203
                                                                                          ===========         ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                       $ 743,362           $ 382,216
     Current maturities of long-term debt                                                      44,541             225,397
     Accrued gaming tax                                                                     1,925,000           1,572,155
     Accrued expenses and other liabilities                                                 1,104,384             838,014
     Deferred income taxes                                                                          0              10,311
                                                                                          -----------         -----------
               Total current liabilities                                                    3,817,287           3,028,093

Long-term debt, less current maturities                                                       661,291                   -
Advance deposit                                                                             2,000,000           2,000,000
Stockholders' equity:
     Preferred stock, 8% cumulative, $.01 par value; 5,000,000 shares authorized;
          none issued and outstanding                                                               -                   -
     Common stock, $.01 par value; 30,000,000 shares authorized; 11,448,325 and
          11,384,689 issued and outstanding as of March 31, 2003 and September 30, 2002       114,483             102,847
     Additional paid-in capital.                                                           23,175,996          23,187,632
     Retained earnings                                                                    (28,087,279)        (24,230,369)
                                                                                          -----------         -----------
               Total stockholders' equity                                                  (4,796,800)           (939,890)
                                                                                          -----------         -----------
                         Total liabilities and stockholders' equity                       $ 1,681,778         $ 4,088,203
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

                                                BOUNCEBACKTECHNOLOGIES.COM, INC.
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)


                                                                  Three Months Ended                   Six Months Ended
                                                              March 31,       March 31,          March 31,         March 31,
                                                                2003             2002               2003              2002
Operating Revenues:
     Gaming segment                                             $ 418,343        $ 418,562          $ 976,330         $ 958,770
     Technology sales                                                   -            8,774                  -            17,331
                                                               ----------       ----------         ----------        ----------
          Total revenue                                           418,343          427,336            976,330           976,101
Operating Expenses:
     Gaming cost of sales                                         155,673          108,038            378,435           205,988
     Gaming selling, general and administrative expenses        1,033,425          528,307          1,644,252         1,201,049
     Gaming asset writedown to realizable value                   423,288                -            423,288                 -
     Technology cost of sales                                           -            6,364                  0            13,041
     Technology selling, general and administrative expenses       (4,748)          23,511             11,096            56,528
     Corporate selling, general and administrative expenses       384,450          372,574            682,185           958,818
                                                               ----------       ----------         ----------        ----------
          Total operating expenses                              1,992,088        1,038,794          3,139,256         2,435,424
                                                               ----------       ----------         ----------        ----------
Operating loss                                                 (1,573,745)        (611,458)        (2,162,926)       (1,459,323)
Other Income and Expenses:
     Other income                                                       -                -              8,482              (173)
     Interest income                                                    4            3,729                 21            15,855
     Interest expense                                                (887)          (3,181)            (2,487)          (32,233)
                                                               ----------       ----------         ----------        ----------
          Total other income and expenses                            (883)             548              6,016           (16,551)
                                                               ----------       ----------         ----------        ----------

Loss before income taxes                                       (1,574,628)        (610,910)        (2,156,910)       (1,475,874)
     Income tax benefit (expense)                                (950,000)               -         (1,700,000)          200,000
                                                               ----------       ----------         ----------        ----------
Net loss - Operating                                           (2,524,628)        (610,910)        (3,856,910)       (1,275,874)

Net income (loss) per Share - Basic and Diluted
     Operating loss.                                              $ (0.22)         $ (0.05)           $ (0.34)          $ (0.10)

     Weighted average common shares outstanding                11,418,255       12,282,593         11,374,441        12,386,360
                                                               ==========       ==========         ==========        ==========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                               BOUNCEBACKTECHNOLOGIESCOM, INC
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)

                                                         Three Months Ended                      Six Months Ended
                                                     March 31,        March 31,           March 31,          March 31,
                                                       2003              2002               2003                2002
Operating Activities:
Net income (loss)                                   $ (2,524,628)       $ (610,910)       $ (3,856,910)      $ (1,275,874)
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                        29,425            44,308              67,767            164,262
     Writedown of gaming segment assets                  423,288                 -             423,288                  -
     Deferred income tax expense (benefit)               950,000                 -           1,700,000           (200,000)
     Provisions for doubtful accounts                          -             1,741                   -              2,829
     Net change in working capital accounts              862,146            30,711           1,061,788            294,047
                                                    ------------        ----------        ------------       ------------
Net cash provided by (used in) operating activities     (259,769)         (534,150)           (604,067)        (1,014,736)

Investing activities:
Decrease (increase) in due to related party                    -            43,610                   -             84,935
                                                    ------------        ----------        ------------       ------------
Net cash provided by investing activities                      -            43,610                   -             84,935

Financing Activities:
Proceeds from borrowings                                 500,000           200,000             500,000            200,000
Repayment of borrowings                                  (19,565)           (8,048)            (19,565)            (8,048)
Capital stock repurchase                                       -                 -                   -             (3,006)
                                                    ------------        ----------        ------------       ------------
Net cash provided by financing activities                480,435           191,952             480,435            188,946

Net increase (decrease) in cash                          220,666          (298,588)           (123,632)          (740,855)
Cash at beginning of period                              345,387         1,421,093             689,685          1,863,359
                                                    ------------        ----------        ------------       ------------
          Cash at end of period                        $ 566,053       $ 1,122,505           $ 566,053        $ 1,122,504
                                                    ============        ==========        ============       ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest expense                           $ 887           $ 4,812             $ 2,487            $ 7,098
  Cash paid for income taxes                                 $ -               $ -                 $ -                $ -






         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        BOUNCEBACKTECHNOLOGIES.COM, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Given the current financial condition of the Company, the Company could not retain an accountant to do an audit for the 2002 fiscal year, and therefore, the financial statements for the year ended September 30, 2002 are not audited. Additionally, the financial information for the quarters ended December 31, 2002 and March 31, 2003 have not been subject to review by an independent accountant, however, the financial information for the quarters ending December 31, 2001 and March 31, 2002 were subject to a review by the independent accountant for the Company. The Company is endeavoring to raise additional funds. Upon receipt of funds, sufficient to provide the Company with enough resources, the Company plans to engage an independent accountant to perform an audit on the financial statements for the year ended September 30, 2002, and to review the periods ended December 31, 2002 and March 31, 2003, at which time the Company will amend its Annual Report on Form 10-KSB and the Quarterly Reports on the Form 10-QSB.

         The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operating losses, working capital deficiency, and the levying of its Tunisian bank accounts raise substantial doubt about its ability to satisfy long-term debt and continue as a going concern. Management's plans regarding those matters are also described in Note 1.

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

Note 1 - Short Term Financing Needs:  Going Concern

         The Company has no current sources of revenue. Its technology subsidiary has essentially ceased all operations, and as of March 31, 2003, its foreign subsidiary, CRC of Tunisia, had negative working capital of $9,472,725. As discussed in Notes 11 and 12, during May 2003, the Department of Finance rendered its decision indicating that the Company owes 2.3 million dinars in taxes ($1.95 million US equivalent), and the Tunisian government levied the bank accounts of CRC of Tunisia, effectively rendering the casino segment insolvent. Accordingly, the Company anticipates no revenues until and unless Lakes Gaming, Inc. (NASDAQ: LACO) ("Lakes Gaming") opens the Pokagon Michigan casino. (See Note 7 - Advance Deposit).

         As of March 31, 2003, the Company had cash domestically of $68,304 compared to cash balance available totaling $36,120 as of September 30, 2002. During the six month period ended March 31, 2003 and the same period ended March 31, 2002, the Company received no management fees from its foreign subsidiary, CRC of Tunisia. Cash and cash equivalents reflected on the Balance Sheet, including domestic and foreign, totals $566,053 at March 31, 2003, compared to $689,685 as of March 31, 2002. However, cash, if any, held by the Tunisian subsidiary, is generally not available for repatriation, and therefore may not be available to pay the Company's operating expenses (other than those expenses of the Tunisian subsidiary) and was levied by the Tunisian government in May 2003.

         The Company received $500,000 bridge financing from a private lender as of January 2, 2003 and a $150,000 loan transaction was completed May 30, 2003 from another private lender. This money will be utilized to support the Company's short term operating needs. Management believes that current cash balances, which include funds from the $650,000 in bridge loans, will not be sufficient to meet the Company's currently anticipated cash requirements for its operations for the next twelve months. The Company is seeking to obtain additional funds from one or more private lenders or other sources; however, there can be no assurances that the Company will be successful. The Company's inability to obtain funds from the private sales of securities, a loan from a conventional lender, or discounting of certain receivables would have a material adverse effect on the Company's operating results, financial condition and ability to satisfy long-term debt and continue as a going concern.


Note 2 - Business

         BounceBackTechnologies.com, Inc. (the "Company") is a Minnesota corporation organized in 1969. The Company's ticker symbol for its Common Stock is "BBTC.PK" and the Common Stock is traded in the "pink sheets".

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

         The Company, through its 85%-owned subsidiary, CRC of Tunisia, has leased and operated a casino and 500-seat theatre in Sousse, Tunisia, North Africa. The 42,000-square foot casino resort, which opened October 18, 1997, has over 10,000 square feet of gaming space with approximately 281 slot machines and 21 table games. CRC of Tunisia also operates a gourmet restaurant, gift shop and additional food and bar service on the property.

         The Company has had an ongoing dispute with the Tunisian government regarding the assessment of approximately $3.43 million in unpaid gaming, slot, and income taxes. Although the Company was appealing the assessment, at that time an accrual for approximately $1.57 million was recorded in the Company's financial statements. On May 12, 2003 the Tunisian government completed its audit, stipulating that CRC of Tunisia owes approximately $1.95 million, and levied the Company's Tunisian bank accounts. Note 11 - Commitments and Contingencies and Note 12 - Subsequent Events have been restated to describe the nature of this transaction. Additionally, CRC of Tunisia initiated arbitration proceedings against its casino lessor. Lastly, CRC of Tunisia has been negatively impacted by Tunisia's decline in tourism subsequent to September 11, 2001, due to growing uncertainties of the political environment, global economic slowdown and increased competition in the international market. Given the geopolitical climate and the 2.3 million dinars in unpaid tax assessment ($1.95 U.S. equivalent), the Company can make no assurances that CRC of Tunisia will generate sufficient revenues in the future to maintain its casino operation and in fact it expects that it cannot.



Note 3  - Segment Information

Gaming Segment

         The Company, through its 85%-owned subsidiary, CRC of Tunisia, has leased and operated a casino and 500-seat theatre in Sousse, Tunisia, North Africa. The 42,000-square foot casino resort, which opened October 18, 1997, has over 10,000 square feet of gaming space with approximately 281 slot machines and 21 table games. CRC of Tunisia also operates a gourmet restaurant, gift shop and additional food and bar service on the property.

         CRC of Tunisia received notice of an assessment from the Tunisian Department of Finance totaling 4.6 million dinars ($3.43 million US equivalent) relating to unpaid gaming, slot and income taxes. The Company appealed this assessment, however the Department of Finance rendered its decision in May 2003 indicating CRC of Tunisia owed 2.3 million dinars ($1.95 million US equivalent) in unpaid taxes. Despite the Company's efforts, during May 2003, the Tunisian bank accounts of CRC of Tunisia were levied by the Tunisian government effectively rendering the casino operation insolvent. Additionally, CRC of Tunisia initiated arbitration proceedings against its casino lessor. Lastly, CRC of Tunisia has been negatively impacted by Tunisia's decline in tourism subsequent to September 11, 2001, due to growing uncertainties of the political environment, global economic slowdown and increased competition in the international market. For the above stated reasons, the Company can make no assurances that CRC of Tunisia will generate sufficient revenues in the future to satisfy its unpaid tax obligations and maintain its casino operation and in fact, it expects that it cannot.


 Technology Segment

         Through its 80%-owned subsidiary, BounceBackMedia (BBM), the Company acquired all of the assets of Raw Data Inc. a privately owned California company focused on e-commerce business-to-business solutions for $85,000 cash and a non-interest bearing note for $65,000 due when and if BBM reach $8,000,000 in revenue on a cumulative basis within its first two years. BBM commenced operations on December 31, 1999. The Company recognized $81,500 in goodwill. The $65,000 note payable was not recorded since BBM did not achieve $8,000,000 in revenue on a cumulative basis within its first two years.

         As BBM has been unable to generate sufficient revenue to offset its fixed and variable expenses, the Company is liquidating BBM's business operation, and the goodwill recorded in connection with the purchase has been charged off.

Summary

As of March 31, 2003                      Corp & Other       Gaming         Technology           Total
------------------------------          --------------    ------------     -------------       -----------
Total assets                              $ 1,114,199        $ 567,400             $ 179       $ 1,681,778
Total liabilities                        $ (3,590,808)      10,040,125            29,261         6,478,578
Total equity                              $ 4,705,007       (9,472,725)          (29,082)       (4,796,800)

As of September 30, 2002
Total assets                              $ 2,740,660      $ 1,306,877          $ 71,215       $ 4,118,752
Total liabilities                          (5,287,810)       9,312,102         1,003,801         5,028,093
Total equity                                8,028,471       (8,005,225)         (932,586)         (909,340)


Three Months Ended
     March 31, 2003                        Gaming          Technology     Corp  & Other          Total
------------------------------          --------------    ------------     -------------       -----------
Total Revenue                                 418,343                -                 -           418,343

Cost of sales                                 155,673                -                 -           155,673
Selling, general and                                                                                     -
  administrative expenses                   1,033,425           (4,748)                -         1,028,677
Asset writedown- Gaming                       423,288                -                             423,288
Corporate unallocated costs                         -                -           384,450           384,450
                                         ------------          -------      ------------      ------------
Total Expenses                              1,612,386           (4,748)          384,450         1,992,088

Operating income (loss)                    (1,194,043)           4,748          (384,450)       (1,573,745)
Other income and expenses                           -                -              (883)             (883)
                                         ------------          -------      ------------      ------------
Loss before income taxes                   (1,194,043)           4,748          (385,333)       (1,574,628)
Income tax expense                                  -                -          (950,000)         (950,000)
                                         ------------          -------      ------------      ------------
               Net loss - operating      $ (1,194,043)         $ 4,748      $ (1,335,333)     $ (2,524,628)
                                         ------------          -------      ------------      ------------



Three Months Ended
     March 31, 2002                        Gaming          Technology     Corp  & Other          Total
------------------------------          --------------    ------------     -------------       -----------
Total Revenue                                 418,562            8,774                 -           427,336

Cost of sales                                 108,038            6,364                 -           114,402
Selling, general and                                                                                     -
  administrative expenses                     528,307           23,511                 -           551,818
Corporate unallocated costs                         -                -           372,574           372,574
                                         ------------          -------      ------------      ------------
Total Expenses                                636,345           29,875           372,574         1,038,794

Operating income (loss)                      (217,783)         (21,101)         (372,574)         (611,458)
Other income and expenses                           -           (1,119)            1,667               548
                                         ------------          -------      ------------      ------------

Income (Loss) before income taxes            (217,783)         (22,220)         (370,907)         (610,910)
Income tax benefit                                  -                -                 -                 -
                                         ------------          -------      ------------      ------------
             Net Income (Loss) - operating  $(217,783)       $ (22,220)       $ (370,907)       $ (610,910)
                                         ============        =========      ============      ============






Six Months Ended
     March 31, 2003                        Gaming          Technology     Corp  & Other          Total
------------------------------          --------------    ------------     -------------       -----------
Total Revenue                                 976,330                -                 -           976,330

Cost of sales                                 378,435                -                 -           378,435
Selling, general and                                                                                     -
  administrative expenses                   1,644,252           11,096                 -         1,655,348
Asset writedown- Gaming                       423,288                -                             423,288
Corporate unallocated costs                                                      682,185           682,185
                                         ------------          -------      ------------      ------------
Total Expenses                              2,445,975           11,096           682,185         3,139,256

Operating income (loss)                    (1,469,645)         (11,096)         (682,185)       (2,162,926)
Other income and expenses                           -                -             6,016             6,016
                                         ------------          -------      ------------      ------------
Loss before income taxes                   (1,469,645)         (11,096)         (676,169)       (2,156,910)
Income tax expense                                  -                -        (1,700,000)       (1,700,000)
                                         ------------          -------      ------------      ------------
               Net loss - operating      $ (1,469,645)       $ (11,096)     $ (2,376,169)       (3,856,910)
                                         ============        =========      ============      ============


Six Months Ended
     March 31, 2002                        Gaming          Technology     Corp  & Other          Total
------------------------------          --------------    ------------     -------------       -----------
Total Revenue                                 958,770           17,331                 -           976,101

Cost of sales                                 205,988           13,041                 -           219,029
Selling, general and                                                                                     -
  administrative expenses                   1,201,049           56,528                 -         1,257,577
Corporate unallocated costs                         -                -           958,818           958,818
                                         ------------          -------      ------------      ------------
Total Expenses                              1,407,037           69,569           958,818         2,435,424

Operating income (loss)                      (448,267)         (52,238)         (958,818)       (1,459,323)
Income from discontinued operations                                                    -                 -
Other income and expenses                           -          (12,393)           (4,158)          (16,551)
                                         ------------          -------      ------------      ------------

Income (Loss) before minority interest       (448,267)         (64,631)         (962,976)       (1,475,874)
Minority interest                                   -                -                 -                 -
                                         ------------          -------      ------------      ------------

Income (Loss) before income taxes            (448,267)         (64,631)         (962,976)       (1,475,874)
Income tax benefit                                  -                -           200,000           200,000
                                         ------------          -------      ------------      ------------
             Net Income (Loss) - operating  $(448,267)       $ (64,631)       $ (762,976)     $ (1,275,874)
                                         ============        =========      ============      ============



Note 4 - Other Receivable


         The Company incurred approximately $600,000 in expenses in pursuit of a Cherokee Indian gaming venture with Harrah's (NYSE: HET) in Cherokee, North Carolina. Ultimately, Harrah's was awarded a casino management agreement with the Eastern Band of Cherokee Indians. Concurrent with the pursuit of this North Carolina venture, the Company and Harrah's entered into a partnership agreement to build and manage the future Michigan casino with the Pokagon Indians. (The Company subsequently sought a new venture partner in Lakes Gaming and that new agreement with Lakes Gaming is fully described in Note 7.) Harrah's agreed to reimburse the Company the $600,000 related to its expenses in pursuit of the North Carolina venture, however in 1998, Harrah's terminated its agreement with the Pokagon tribe, and the Company has pursued legal remedies to recover the $600,000 in expenses from Harrah's. This receivable was fully reserved for in fiscal year ending September 30, 1998.

         A Minnesota trial court dismissed the Company's civil suit against Harrah's on May 24, 1999 for lack of jurisdiction. The Company appealed this decision to the Eighth Circuit U.S. Court of Appeals and on March 13, 2001, the Appeals Court reversed the decision of the trial court and remanded the Company's suit against Harrah's back to the District Court (see Note 11 - Commitment and Contingencies). Although the Company had taken an allowance for the receivable as a doubtful account, the original facts and circumstances again exist for the Company to expect to recover this receivable, thus, the Company reversed its allowance for doubtful accounts of $600,000.



Note 5 - Related Party Transaction

         Notes and advances receivable include notes and related interest due from a director totaling $65,013 at March 31, 2003.

         Pursuant to the terms of a Supplemental Employment Agreement dated April 3, 1998, the Company had accrued a loan payable to Mr. Pilger totaling $265,000 (interest included) through December 31, 2001. Upon Mr. Pilger satisfying a loan due the Company, (including interest) totaling $44,535, the Company owed Mr. Pilger the net sum of $220,665. Mr. Pilger agreed to accept $80,645 in cash and the balance of $140,000 payable in monthly installments of $5,000 principal plus interest, in order to conserve the Company's cash. The balance due on the note to Mr. Pilger this December 31, 2002 was $79,153.68. All balances due Mr. Pilger by the Company, pursuant to written agreement, will become immediately due and owing upon a defined event whereby the Company receives $500,000 or more. Additionally, Mr. Pilger was due, per the terms of his employment contract, $125,000 on September 30, 2002. Mr. Pilger agreed to defer payment until the Company received its bridge financing, which balance was paid to him in full as of March 31, 2003.

         Dennis Evans was employed as Vice President of Corporate Marketing and Consultant to CRC of Tunisia. Pursuant to an agreement with the Company, Mr. Evans had agreed to a 50% deferral in wages, which wage totaled $24,231, which becomes payable upon a deferred event whereby the Company receives $750,000 or more.

         Pursuant to the contract, the Company owes accrued fees totaling $67,886 to Ms. Pollman as of March 31, 2003. These wages continue to accrue at a rate of $40/hour according to hours Ms. Pollman works. All monies accrued will be immediately due and owing per written agreement, upon occurrence of an event whereby the Company receives $750,000 or more.

         Mr. Pilger, through his wholly owned company, Amstar, Inc., paid off the Company's term loan in full with South Trust Bank in the amount of approximately $178,000 and assumed the loan on April 18, 2003. Upon unanimous board approval, Amstar, Inc. agreed to subordinate his security interest in the assumed loan to that of the $500,000 bridge lender, and in turn, the Company agreed to advance Amstar, Inc. a security deposit of three payments.

Note 6 - Long Term Debt

LINE OF CREDIT, 7.75%. The Company had a line-of-credit arrangement with a regional bank, which provided for borrowing up to $200,000 with interest at prime plus 1%. This line-of-credit was secured by the accounts receivable of the Company and personally guaranteed by the Company's CEO, John Pilger. As of September 30, 2002 the line of credit was capped and renewed as a term note payable of over a 60-month period at 7.75% interest with monthly payments of $4,021.54. At the bank's request, Mr. Pilger, through his wholly owned company, Amstar, Inc., paid off in full the South Trust Bank balance of approximately $178,000 and assumed the loan on April 18, 2003. Upon unanimous board approval, Amstar, Inc. agreed to subordinate his security interest in the assumed loan to that of the $500,000 bridge lender, and in turn, the Company agreed to advance Amstar, Inc. a security deposit of three payments and assumed the April 18, 2003 loan (see Note 12 - Subsequent Events).


EQUIPMENT LEASES. As of December 31, 2001, the Company reclassified an operating lease to a capital lease. This lease is for the CD cutting machine, which was used by BBM. The equipment lease was a three-year revised lease ending in January of 2004, with a $1 purchase option at the end of the lease. This lease, as of December 31, 2002 was in default with a principle balance of $20,026 and an amount due of $10,920 to bring payments current. The Company cured this lease default on February 13, 2003 by making a payment of $7,500 and agreeing to a revised pay down schedule. As of March 31, 2003 the principle balance on the lease is $12,526.

As of March 31, 2003 a small equipment lease with a balance due of $29,488 was in default with $4,951 outstanding payment due. While the Company has attempted to reach a revised pay down agreement with the lessor, no revised agreement has been reached as of May 2003.

BRIDGE FINANCING. The Company received $500,000 bridge financing from a private lender as of January 2, 2003. This loan will be used by the Company to meet its ongoing operating expenses. Per the terms of this transaction, the loan will be payable in full on or before five years from the date of issuance subject to various prepayment triggers which are outlined within the terms of the loan agreement. The note due the private lender will be secured by the Company's corporate guarantee; an assignment of $1.5 million of the payments due the Company per the terms in the Revised and Restated Termination Agreement by Lakes Gaming, Inc. (see Note 7 - Advance Deposit) as well as any monetary recovery awarded the Company from its litigation with Harrah's. Additionally, 150,000 options at a strike price of $.10 per share exercisable for a 10-year period will be granted to the private lender per the proposed terms of this transaction. (See Form 8-K issued by the Company on January 13, 2003 with respect to the transaction). Per agreement, the private lender approved the Company completing a second bridge loan transaction of $150,000 on May 30, 2003, subject to certain conditions of subordination as set out in a subordination agreement signed April 18, 2003 and consent agreement dated May 28, 2003. Among those conditions was that $200,000 bank loan assumed by Amstar,Inc., be subordinate.


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

         No timetable for the opening of the casino is determinable. The compact has been signed by the Governor, approved by the Michigan senate and House of Representatives, and recognized as valid by the Secretary of the Interior. The land for the casino has been purchased and site improvements initiated. The contractor has been selected to build the casino. The Bureau of Indian Affairs has indicated that they are prepared to accept the land in trust. Upon a favorable outcome of a legal action brought by Taxpayers of Michigan Against Casinos against the US Department of the Interior, a timetable for the opening of the casino can be determined. The Lakes Gaming 2002 Annual Report letter from the chairman indicates that it believes that the Pokagon casino construction will commence this fall, 2003; but no assurances can be made that this will happen or that the Company will receive the $12.4 million due under the Conditional Termination Agreement.

Note 8 - Lease Commitments

         The Company and its subsidiaries lease buildings and equipment under non-cancelable operating lease agreements, which expire at various times through the year 2007. These leases generally provide that the Company pay taxes, insurance and maintenance related to leased assets.

         CRC of Tunisia leases the casino building that houses its principal asset "Casino Caraibe" pursuant to a revised lease agreement (with two, three-year renewal options) dated June 6, 2000. The revised lease agreement provides for an adjusted annual base rent of 480,000 dinars, which is approximately US $356,083 based on the exchange rate at December 9, 2002, plus value added taxes. In addition, a scaled variable rental fee is incurred when gross gaming revenues exceed 125,000 dinars monthly. The Company also pays rent on the Casino Theatre at the rate of 10% of theatre revenue with a minimum payment due of one dinar (currently worth approximately $.74 based on the exchange rate of 1.348 Dinars = $1.00 US as of December 9, 2002) per paying customer. CRC of Tunisia entered arbitration in Tunisia with the lessor on September 17, 2001 in order to mediate a dispute between the casino and the lessor. The Company contends the lessor has inappropriately advanced itself $227,229, duplicated rent payments of $210,294, and to date has been unwilling to treat these advances as prepaid rent (See Note 11 - Commitment and Contingencies). As a result of this dispute, the Company has ceased paying or accruing additional rent on its Tunisian facility and the recorded amount owing on the Company's books was $481,516 at March 31, 2003.

         The Company entered a revised 5-year lease agreement in May 2002 on its executive office space located at 707 Bienville Boulevard in Ocean Springs, MS. Under the terms of the lease agreement, the Company, at its option, may pay $5500 monthly or $2000 cash and $3500 in stock at a leased value of .33/share or 10,606 shares of stock monthly for the first year of the lease. Thereafter, lease payments are paid in cash. The Company issued to the lessor 95,454 shares of Company stock as partial payment for months May 2002 through January 2003 (see Note 12 - Subsequent Events regarding revised lease dated June 1, 2003).


Note 9 - Unregistered Stock Issuance

         The Company had entered a revised 5-year lease agreement in May 2002 on its executive office space located at 707 Bienville Boulevard in Ocean Springs, MS. Under the terms of the lease agreement, the Company, at its option, may pay $5500 monthly or $2000 cash and $3500 in stock at a leased value of .33/share or

10,606 shares of stock monthly. The Company issued to the lessor 95,454 shares of Company stock as partial payment for months May 2002 through January 2003. As of March 31, 2003, the Company has accrued 21,212 additional shares of Company stock due its lessor as partial rent.

         The Company completed a transaction for $500,000 bridge financing from a private lender as of January 2, 2003. As part of this transaction, the Company granted the private lender an option to purchase 150,000 shares of the Company's common stock at $.10 per share, which will be exercisable for ten years.

         As of May 30, 2003, the Company completed a $150,000 bridge financing transaction from a private lender. As part of this transaction, the Company granted the private lender an option to purchase 45,000 shares of the Company's common stock at $.10 per share, which shall be exercisable for ten years.


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



Note 11 - Commitments and Contingencies


         A. HARRAH'S LITIGATION. On September 4, 1998, the Company initiated a civil suit against Harrah's (NYSE-HET) in the United States District Court for District of Minnesota. The suit concerns the 1995 and 1996 agreements between the Company and Harrah's to jointly develop and manage gaming facilities for the Pokagon band of Potawatomi Indians in Michigan and Indiana. The Company alleges that Harrah's breached these agreements with the Company and tortuously interfered with the Company's contractual and prospective economic advantage associated with the Pokagon Band of Potawatomi Indians' gaming opportunities. The suit further alleges that Harrah's withheld vital business information from the Company. The trial court dismissed the case on May 24, 1999 for lack of jurisdiction stating that the Company's claims were preempted by the Indian Gaming Regulatory Act. Accordingly, the court held that the Company's claims could not be heard in Federal Court. The Company asserted that it had the right to resolve the dispute with Harrah's in some forum and the trial court erred by dismissing the Company's complaint without granting the Company leave to file an amended complaint which would include a claim for an accounting and damages under the Uniform Partnership Act. On appeal, the Eighth Circuit U.S. Court of Appeals entered a decision, dated March 13, 2001, in favor of the Company and stating that the District Court erred in dismissing the Company's suit against Harrah's, and remanded the suit against Harrah's to the District Court for further proceedings. On May 16, 2001, the District Court set a retrial scheduling order, which allowed the Company's legal representatives to initiate discovery. On October 3, 2001, Harrah's filed a motion to dismiss with the District Court, claiming that the contract between Harrah's and the Company, by its terms, precludes the Company from asserting a claim, and that the Company's claims are speculative. On March 22, 2002, the District Court rejected all but one of the motions made by Harrah's. The court dismissed the Company's claim for tortuous interference with contract, but left standing the Company's claims for breach of contract, breach of fiduciary duty and accounting under partnership law and claims against certain officers of Harrah's for aiding and abetting the alleged inappropriate activities by Harrah's, specifically finding that "the relationship between the Company and Harrah's constitutes a partnership or joint venture." After completing discovery in the case, the Company and Harrah's filed motions for summary judgment, which motions were heard on November 27, 2002 by the Court. Based upon comments made by the Court at the hearing, the Company expects the Court to deny both motions and set the case for trial during the Fall of 2003, though no assurance can be made.

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

         On August 12, 2002, the Company, Mr. Smith and Monarch Casinos entered into an agreement to settle all litigation initiated by the Company against Mr. Smith and Monarch Casinos, as well as all counter-claims initiated by Mr. Smith and Monarch Casinos against the Company and its CEO, John Pilger. Pursuant to the terms of the Settlement Agreement, the Company assigned to Mr. Smith and Monarch Casinos $1 Million of the prospective proceeds due the company from Lakes Gaming under the terms of the Conditional Release and Termination Agreement (see Note 8 - Advance Deposit). In addition, Mr. Smith and Monarch Casinos shall receive $200,000 per year, paid quarterly in arrears, over a five-year term. The Company also agreed to assign to Mr. Smith and Monarch Casinos $1 Million of any D&O insurance proceeds that may be due the Company as settlement fees arising from the litigation against John Pilger, in his capacity as the Company's CEO. The Company, pursuant to the terms of the Settlement Agreement, conveyed to Mr. Smith, by quitclaim deed, the property located at 303 LaSalle Court, and lots 5 and 6 in Seapoint Subdivision, Ocean Springs, Mississippi. Mr. Smith satisfied in full the underlying mortgage held by the Company on the property located at 303 LaSalle, Ocean Springs, Mississippi.

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

         C. BIRKS LITIGATION. On May 13, 2001, Roger Birks, the former CEO of BBM, an 80%-owned subsidiary of the Company, commenced an action in Clark County District Court, Nevada, against BBM, a Nevada company, and John Pilger, President of BBM and CEO of the Company, alleging: breach of BBM Purchase Agreement by the Company for failure to use its best efforts to capitalize BBM; breach of Birks' Employment Agreement; and lastly, alleging that the Company and its alter ego, John Pilger, made false representations to Plaintiff which Plaintiff acted upon with respect to the BBM Purchase Agreement and Plaintiff's Employment Agreement. Plaintiff seeks compensatory and punitive damages and has not claimed a specific amount of damages, but claims that such damages exceed $40,000. The Plaintiff also seeks reimbursement of attorney fees. The Company and its CEO, John Pilger, deny the allegations and have filed counterclaims against Mr. Birks, alleging that Birks has willfully caused these legal proceedings to coerce a settlement and that Mr. Birks is guilty of abuse of process. Mr. Pilger further alleges Birks has acted in bad faith with malice, and is entitled to an award for punitive and exemplary damages in excess of $10,000. A trial date has been continued from December 9, 2002 to April 11, 2003. The court dismissed Roger Birks' complaint on April 5, 2003 with prejudice based on Birks' failure to appear and prosecute the claims asserted.

         D. CRC OF TUNISIA CASINO LESSOR ARBITRATION. CRC of Tunisia, an 85%-owned subsidiary of the Company, initiated arbitration proceedings against its casino lessor. The Company's position is that the lessor took unauthorized advances totaling $227,229, duplicated rent payments of $210,294, and to date has been unwilling to treat these advances as prepaid rent. A three-panel Tunisian arbitration hearing began April 2002. The arbitration panel is empowered to take appropriate steps to settle the dispute between the parties. As a result of this dispute, the Company has ceased paying or accruing additional rent on its Tunisian facility and the recorded amount owing on the Company's books was $481,516 at March 31, 2003.

         E. TUNISIAN TAX ASSESSMENTS. On June 21, 2001, the Company received notice of an assessment from the Tunisian Department of Finance for an amount totaling 4.6 million dinars ($3.43 million U.S. equivalent, based on exchange rate on December 15, 2002). This is related to unpaid gaming tax, a slot tax assessment, and an adjusted income tax assessment. The Company retained the services of a Tunisian tax attorney, who appealed this assessment. Based on the tax attorney's review, approximately $3.1 million dinars ($2.31 million U.S. equivalent, based on exchange rate on December 15, 2002) of this assessment relates to Tunisian statutory regulations, which require businesses to maintain original transaction documents for Tunisian tax purposes. The lessor confiscated the majority of CRC of Tunisia's financial operating and reporting records in December 2000, which records tracked both loans from the Company to CRC of Tunisia, as well as purchases made by the Company of equipment, furniture and fixtures for the sole benefit of CRC of Tunisia, beginning in 1997. Based on the advice of former counsel, the Company's position was that it was not subject to a tax on slot revenue under Tunisian gaming law. Despite the Company's appeal of the assessment, during May 2003, the bank accounts of CRC of Tunisia were levied by the Tunisian government, effectively rendering the casino operation insolvent. At March 31, 2003 an accrual of $1.95 million had been recorded in connection with the assessment.

         F. KEAN CLAIMS. On December 11, 2001, the Company issued a press release and a Form 8-K with respect to a civil complaint "Kevin M. Kean pltf vs. John J. Pilger; et al, including the Company dfts", filed by Kevin M. Kean in Jackson County, Mississippi Circuit Court, against the Company and each of the members of its Board of Directors on November 21, 2001. The Company and members of the Board petitioned Jackson County Circuit Court for a summary judgment of all allegations filed by Kean, which motion came before the court on October 11, 2002. On October 28, 2002, the Court granted the Company and members of the Board a Motion for Summary Judgment, which dismissed all of Mr. Kean's claims against each of the defendants. Mr. Kean chose not to appeal the decision of the court. Additionally, the Company received on November 28, 2001 from Kevin M. Kean, a shareholder, a notice of demand that the Board of Directors of the Company initiate actions to rectify alleged wrong doing committed by certain officers and directors of the Company. The Company's qualified independent special investigator began to review these claims and allegations June 2002. On January 10, 2003 the Company received notice from Mr. Kean's attorney that Mr. Kean's intent was to file suit if the above allegations were not addressed to Mr. Kean's satisfaction. The Board of Directors, after review of certain allegations and subject to the independent investigator's report, believes there is no merit to the claims and is prepared to vigorously defend any claims brought.

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

Note 12 - Subsequent Events

         The Company completed a $150,000 bridge loan from a private lender on May 30, 2003. This loan will also be used by the Company to meet its ongoing operating expenses. The terms of the loan transaction parallel the terms of the January 2, 2003 $500,000 bridge loan. The note due the private lender is secured by the Company's guarantee; an assignment of $450,000 of the payments due the Company per the terms in the Revised and Restated Termination Agreement by Lakes Gaming, Inc. (see Note 7 - Advanced Deposit) as well as any monetary recovery advanced the Company from its litigation with Harrah's. Additionally, 45,000 options at a strike price of $0.10 per share exercisable for a 10 year period will be granted to the private lender per the terms of the transaction. Per agreement between the Company and the $500,000 bridge loan private lender, the lender was required to approve any additional loan transactions, which approval was granted to the Company subject to certain conditions of subordination, including the position that upon Amstar, Inc.'s assumption of the $200,000 bank term loan from the Company, that said loan would be subordinated to the $500,000 bridge loan.

         The Company and lessor amended its lease agreement on its corporate office space April 3, 2003 and June 1, 2003. Per the terms of these amendments, the Company will lease only a portion of its original suite of offices for $1,500 per month from June 1, 2003 through December 31, 2003. The Company will not be responsible for insurance or property taxes.

         Three members of the Board of Directors, Robert Allen, Dennis Evans, and Noreen Pollman, tendered their resignations on May 22, 2003 after a decision was reached not to renew D&O insurance coverage by the Company in order to conserve cash and reduce the Company's operating expenses.

         The Company had a line-of-credit arrangement with a regional bank, which provided for borrowing up to $200,000 with interest at prime plus 1%. This line-of-credit was secured by the accounts receivable of the Company and personally guaranteed by the Company's CEO, John Pilger. As of September 30, 2002 the line of credit was capped and renewed as a term note payable of over a 60-month period at 7.75% interest with monthly payments of $4,021.54. At the bank's request, Mr. Pilger, through his wholly owned company, Amstar, Inc., paid in full the approximate $178,000 note balance. Upon unanimous board approval, Amstar, Inc. agreed to subordinate his security interest the assumed loan to that of the $500,000 bridge lender, and in turn, the Company agreed to advance Amstar, Inc. a three payment security deposit.

         On May 2, 2003, Kevin Kean filed a civil petition for a Temporary Restraining Order and Preliminary Injunctive Relief "Kevin M. Kean vs. BounceBackTechnologies.com,Inc., John J. Pilger, individually" in US District Court, Southern District of Mississippi, Southern Division. The Company filed in response a Motion to Strike, which was heard on May 16, 2003, where the court denied the request and dismissed the action with prejudice. On May 23, 2003 the Company filed a motion to amend the court's decision, requesting the court include an award of monetary and/or non-monetary sanctions against Kean and his attorneys.

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

CONTINUING OPERATIONS

         The Company's revenues from continuing operations are all from its foreign subsidiary totaling $418,343 and $976,330 during the three month and six month periods ended March 31, 2003. This compares to $418,562 and $958,770 for some periods in 2002. The cash held by the Tunisian subsidiary is generally not available for repatriation, and therefore may not be available to pay the Company's operating expenses (other than those expenses of the Tunisian subsidiary). In May 2003, the Tunisian government levied the bank accounts of the Tunisian subsidiary. Until such time as the levied funds can be retrieved, it is doubtful that the Company will be able to continue to operate the casino.

         The Company has no current sources of domestic operating revenue. Although, the Company recognizes revenue from its Tunisian subsidiary, no actual cash is generally available for repatriation, and therefore, is not available to pay the Company's operating expenses, other than the expenses of the Tunisian subsidiary itself. During May 2003, the Tunisian government levied the bank accounts of CRC of Tunisia, effectively rendering the casino segment insolvent. Lastly, CRC of Tunisia has been negatively impacted by Tunisia's decline in tourism due to the growing uncertainties of the political climate and global economic slowdown. The Company is continuing to pursue its contingent opportunities including the Harrah's litigation and Lakes Gaming contingent receivable. The Lakes Gaming 2002 Annual Report letter from the chairman indicates that it believes that the Pokagon casino construction will commence this fall, 2003; but no assurances can be made that this will happen or that the Company will receive the $12.4 million due under the Conditional Termination Agreement. The Company continues to seek additional funding and to reduce its corporate overhead expenses so as to reduce its cash outflows until such time as one of the above opportunities may be realized.


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

         Revenue for the three and six month periods ended March 31, 2003 was $0 and $0 compared to $8,774 and $17,331 in 2002. Operating expenses for the same three and six month periods in 2003, including cost of goods sold, wages, marketing, promotional expense and office expenses were ($4,748) and $11,096 compared to $29,875 and $69,569 for the same periods in 2002. In January 2002, the Company contracted SG Partnership to operate BBM and reduce BBM's overhead and cost of sales expense. The parties mutually agreed to terminate this agreement August 2002. Due to BBM's poor revenue performance, the Company recognized a loss of $70,167 in reducing the carrying value of BBM's assets to their estimated net realizable value June, 2002.

         BBM has been unable to maintain a revenue stream or to generate revenues sufficient to offset its fixed and variable expenses. The Company is liquidating BBM's business operation.

GAMING, TUNISIA

         CRC of Tunisia, 85% owned subsidiary of the Company, doing business as Casino Caraibe, generated revenue for the three and six month periods ended March 31, 2003 of $418,343 and $976,330 respectively. This compares to $418,562 and $958,770 for the same three and six month periods in 2002. Operating expenses including project, general and administrative costs, depreciation and cost of sales were $1,189,098 and $2,022,687 for the three and six month periods ended March 31, 2003 compared to $636,345 and $1,407,037 for the same three and six month periods in 2002. As a result of the tax levy discussed below, the Company recorded a write down in its fixed assets on March 31, 2002 in the amount of $423,288.

         CRC of Tunisia received notice of an assessment from the Tunisian Department of Finance totaling 4.6 million dinars ($3.43 U.S. equivalent) relating to unpaid gaming taxes, a slot assessment tax and an income tax adjustment. The Company appealed this assessment. Further, the Department of Finance rendered its decision in May 2003 indicating CRC of Tunisia owed 2.3 million dinars ($1.95 million U.S. equivalent) in unpaid taxes, and despite the Company's appeal of the assessment, during May 2003, the bank accounts of CRC of Tunisia were levied by the Tunisian government effectively rendering the casino operation insolvent. At March 31, 2003 the accrual was increased to $1.95 million in connection with this assessment. Additionally, CRC of Tunisia initiated arbitration proceedings against its casino lessor. All rent payments due the lessor are being accrued subject to a settlement by the arbitration panel. Lastly, CRC of Tunisia has been negatively impacted by Tunisia's decline in tourism subsequent to September 11, 2001 due to growing uncertainties of the political environment, global economic slowdown and increased competition in the international market. Given the geopolitical climate, uncertainty related to the outcome of the arbitration proceedings between CRC of Tunisia and its lessor and the Tunisian finance assessment levied, the Company can make no assurances that CRC of Tunisia will generate sufficient revenues in the future to maintain its casino operation. Until such time as the levied funds can be retrieved, it is doubtful that the Company will be able to continue to operate the casino, and in fact, it expects that it cannot.


GENERAL AND ADMINISTRATIVE

         The Company's general and administrative expenses aggregated $384,450 and $682,185 for the three and six month periods ended March 31, 2003 compared to $372,574 and $958,818 for the same periods ended March 31, 2002.

         The Company entered a revised 5-year lease agreement in May 2002 on its executive office space located at 707 Bienville Boulevard in Ocean Springs, MS. Per the terms of the lease agreement, the Company, at its option, may pay $5500 monthly or $2000 cash and $3500 in stock at a leased value of .33/share or 10,606 shares of stock monthly during the first year of the lease. The lease was revised June 1, 2003 (see Note 12- Subsequent Events). The Company issued to the lessor 95,454 shares of Company stock as partial payment for months May through January 2003. Additionally, the Company has accrued a total of 21,212 shares of stock due to lessor for the months of February and March, 2003.

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


INCOME TAXES

         The Company recognized a tax benefit of $200,000 in 2002 resulting primarily from continuing net operating losses. During the quarter ended

December 31, 2002, as the result of the encumbrance of approximately $2.5 million of the prospective Lakes Gaming settlement, the Company increased by $750,000 the allowance against its deferred tax asset and recognized income tax expense in the same amount. During the quarter ended March 31, 2003, the Company reserved the remaining balance of the deferred tax asset. The recording of an additional allowance of $950,000 resulted from the uncertainty surrounding whether the Company will recognize taxable income in the future sufficient to realize the tax benefits. The Company's effective tax rates vary from statutory tax rates primarily as a result of net losses of its foreign subsidiary for which there are no tax benefits.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has no current sources of revenue. Its technology subsidiary has ceased all operations, and, as of March 31, 2003, its foreign subsidiary, CRC Tunisia, has negative working capital of $9,472,725. Accordingly, the Company anticipates no revenues until and unless Lakes Gaming, Inc. (NASDAQ: LACO) ("Lakes Gaming") opens the Pokagon Michigan casino. (See
Note 7 to the Financial Statements - Advance Deposit).

         As of March 31, 2003, the Company had cash domestically of $68,304 compared to cash available domestically of $36,120 as of September 30, 2002, respectively. The Company received no management fees from its foreign subsidiary for the three and six month periods ended March 31, 2003. Total cash and cash equivalent reflected on the Balance Sheet, including domestic and foreign, totals $566,053 and $689,685 at March 31, 2003 compared to September 30, 2002. However, the cash held by the Company's Tunisian subsidiary is generally not available for repatriation and therefore, may not be available to pay the Company's operating expenses other than those of its Tunisian subsidiary. Furthermore, in May 2003 the Tunisian government levied the bank accounts of the Tunisian subsidiary. Until such time as the levied funds can be retrieved, it is doubtful that the Company will be able to continue to operate the casino, and in fact it expects that it cannot.

         The Company obtained $500,000 bridge financing from a private lender as of January 2, 2003 and completed an additional loan for $150,000 on May 30, 2003. These monies will be utilized to support the Company's short term operating needs. Management believes that current cash balances and the funds from $500,000 and $150,000 bridge loans will not be sufficient to meet the Company's currently anticipated cash requirements for its operations for the next twelve months. The Company is seeking to obtain additional funds from a private lender or other lending source; however there can be no assurances that the Company will be successful. The Company's inability to obtain funds from the private sales of securities, a loan from a conventional lender, or discounting of certain receivables would have a material adverse effect on the Company's operating results, financial condition and ability to satisfy long-term debt and continue as a going concern.

         The Company had a line-of-credit arrangement with a regional bank, which provided for borrowing up to $200,000 with interest at prime plus 1%. This line-of-credit was secured by the accounts receivable of the Company and personally guaranteed by the Company's CEO, John Pilger. As of September 30, 2002 the line of credit was capped and renewed as a term note payable of over a 60-month period at 7.75% interest with monthly payments of $4,021.54. At the bank's request, Mr. Pilger, through his wholly owned company, Amstar, Inc., paid in full, the balance of approximately $178,000 and assumed this loan April 18, 2003. As set out in the Subordination Agreement dated April 18, 2003, Mr. Pilger agreed to subordinate his security interest in this loan to that of the $500,000 bridge lender. Per board resolution, in turn, the Company agreed to advance Amstar, Inc. a three payment security deposit.

         As of December 31, 2001, the Company reclassified an operating lease to a capital lease. This lease is for the CD cutting machine, which was used by BBM. The equipment lease was a three-year revised lease ending in January of 2004, with a $1 purchase option at the end of the lease. This lease, as of December 31, 2002 was in default with a principle balance of $20,026 and an amount due of $10,920 to bring payments current. The Company cured this lease default on February 13, 2003 by making a payment of $7,500 and agreeing to a revised pay down schedule. As of March 31, 2003 the principle balance is $12,526.

         As of March 31, 2003 a small equipment lease with a balance due of

$29,488 was in default with $4,951 outstanding payment due. While the Company has attempted to reach a revised pay down agreement, none has been reached as of May 2003.

         As of July 1999, the Company executed a Revised Conditional Release and Termination Agreement with Lakes Gaming for a maximum aggregate amount of $16.1 million, which included a $2 million refundable cash down payment received by the Company. The down payment is refundable if a casino is not opened within five years and has been recorded as advance deposit in 2002 and 2001. As the Company cannot make any assurances that sufficient cash will be on hand as of August 2004 to make repayment if necessary to Lakes Gaming, the Company will be required to look to an outside source for these funds. The Company would more likely than not be required to renegotiate the terms of repayment with Lakes Gaming. Payment of the remaining $14.1 million is contingent upon opening of the casino and other events occurring in the future. Site development of a Michigan casino by Lakes Gaming commenced in 2001. Lakes has the right under the terms of the Company's Revised Conditional Release and Termination agreement to retire its debt obligation to the Company of approximately $11.0 million by making a one-time discounted 10% present value payment of approximately $8.0 million. However, there can be no assurances as to the timing of completion of the casino or its opening. No timetable for the opening of the casino is determinable. The compact has been signed by the Governor, approved by the Michigan senate and House of Representatives, and recognized as valid by the Secretary of the Interior. The land for the casino has been purchased and site improvements initiated. The contractor has been selected to build the casino. The Secretary of Interior has indicated that they are prepared to accept the land in trust. On Friday, March 29, 2002, the Washington D.C. Federal District Court dismissed the majority of claims in the lawsuit against the U.S. Department of the Interior, which was brought by Taxpayers of Michigan Against Casinos ("TOMAC"). The lawsuit alleged that the Pokagon Band of Potawatomi Indians of Michigan did not fit the established criteria of a tribe entitled to operate a casino. It also alleged that the Department of Interior did not act properly when it took 675 acres of land in southwestern Michigan, located in New Buffalo Township, into trust for the tribe. The single issue the Court's opinion did not resolve concerns TOMAC's allegation that the Department of Interior took the Pokagon's land into trust before a proper environmental impact study was completed. The parties responded to the Court's questions regarding this issue through September 2002. On January 23, 2003 the Court ordered the Department of Interior submit an evaluation of the potential impact on secondary growth the casino may have on the environment before removing an injunction on the Department of Interior to take the casino land into trust, thus moving Lakes Gaming closer to a favorable outcome. If permitted to move forward, the tribe intends to build a $160 million casino on 51 of the 675 acres taken into trust. The tribe also plans to include a hotel and restaurant in addition to its 150,000 square feet of gaming space. Upon a favorable outcome to this legal action, a timetable for the opening of the casino can be determined. The Lakes Gaming 2002 Annual Report letter from the chairman indicates that it believes that the Pokagon casino construction will commence this fall, 2003; but no assurances can be made that this will happen or that the Company will receive the $12.4 million due under the Conditional Termination Agreement.

         On June 21, 2001, the Company received notice of an assessment from the Tunisian Department of Finance for an amount totaling 4.6 million dinars ($3.43 million U.S. equivalent, based on exchange rate on December 15, 2002). This is related to unpaid gaming tax, a slot tax assessment, and an adjusted income tax assessment. The Company retained the services of a Tunisian tax attorney, who appealed this assessment. Based on the tax attorney's review, approximately $3.1 million dinars ($2.31 million U.S. equivalent, based on exchange rate on December 15, 2002) of this assessment relates to Tunisian statutory regulations, which require businesses to maintain original transaction documents for Tunisian tax purposes. The Company believes that CRC of Tunisia casino lessor, Samara Casino Company, is in possession of the majority of CRC of Tunisia's financial operating and reporting records in December 2000, which records tracked both loans from the Company to CRC of Tunisia, as well as purchases made by the Company of equipment, furniture and fixtures for the sole benefit of CRC of Tunisia, beginning in 1997. Thus, our tax attorney has recommended CRC of Tunisia operation reserve 1.5 million dinars ($1.11 million U.S. equivalent, based on exchange rate on December 15, 2002) to satisfy this assessment. $1,572,155 has been accrued for Tunisian slot taxes. The Company has been operating under the advice of former counsel, who advised that the Company was not subject to a tax on slot revenue under Tunisian gaming law. The Department of Finance rendered its decision in May 2003 indicating that CRC of Tunisia owed $1.95 million in unpaid taxes and despite the Company's appeal of the assessment in May 2003, the bank accounts of CRC of Tunisia were levied by the Tunisian government, effectively rendering the casino operation insolvent until such time as the levied funds can be retrieved, it is doubtful that the Company will be able to continue to operate the casino, and in fact it expects that it cannot.

         Due to the levy of the casino bank accounts by the Tunisian government, the uncertainty of the outcome of the arbitration dispute between CRC of Tunisia and its lessor and the growing economic uncertainty of the geopolitical environment in Tunisia, the Company can make no assurance that CRC of Tunisia will generate sufficient revenues in the future to maintain its casino operation. While the Company is not required to fund working capital deficits or the operating losses of its Tunisian subsidiary, the Company recorded a writedown of its fixed assets on March 31, 2003 in the amount of $423,288.

         For the period ending March 31, 2003, there were no capital expenditures.

ITEM 3.  CONTROLS AND PROCEDURES

         As of a date since March 7, 2003, the principal executive officer and principal financial officer evaluated the Company's controls and procedures related to its reporting and disclosure obligations, as well as its internal controls. The officer serving in these capacities, except as set forth below, has concluded that the Company's disclosure controls and procedures are sufficient to provide that (a) material information relating to the Company, including its consolidated subsidiaries, is made known to him by other employees of the Company and its consolidated subsidiaries, particularly material information related to the period for which this amended periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

         In connection with travel restrictions put in place since September 11, 2001 and limitations on the Company's access to certain records of CRC of Tunisia relative to the Company's arbitration dispute with its landlord, and in light of the geopolitical climate and Arab-United States relations, the Company has been unable to maintain its level of on-site monitoring and oversight of the CRC of Tunisia operations. The principal executive officer and principle financial officer has identified this as a deficiency and a factor that can significantly effect the internal controls in place with respect to the operations of this subsidiary. While the principal executive officer and principle financial officer has no reason to believe that the disclosures and financial reporting to date have been materially impaired, this situation could adversely affect the Company's ability to record, process, summarize and report financial and other information related thereto in the future. This has been disclosed to the Company's Audit Committee, and the Company and its executive officers will continue to monitor the situation and look for alternative ways to ensure compliance with the Company's policies with respect to fraud and that the Company's reports and disclosures fairly present in all material respects the financial and other information related to the Company, including CRC of Tunisia.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation.

                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

         A. Harrah's Litigation. On September 4, 1998, the Company initiated a civil suit against Harrah's (NYSE-HET) in the United States District Court for District of Minnesota. The suit concerns the 1995 and 1996 agreements between the Company and Harrah's to jointly develop and manage gaming facilities for the Pokagon band of Potawatomi Indians in Michigan and Indiana. The Company alleges that Harrah's breached these agreements with the Company and tortuously interfered with the Company's contractual and prospective economic advantage associated with the Pokagon Band of Potawatomi Indians' gaming opportunities. The suit further alleges that Harrah's withheld vital business information from the Company. The trial court dismissed the case on May 24, 1999 for lack of jurisdiction stating that the Company's claims were preempted by the Indian Gaming Regulatory Act. Accordingly, the court held that the Company's claims could not be heard in Federal Court. The Company asserted that it had the right to resolve the dispute with Harrah's in some forum and the trial court erred by dismissing the Company's complaint without granting the Company leave to file an amended complaint which would include a claim for an accounting and damages under the Uniform Partnership Act. On appeal, the Eighth Circuit U.S. Court of Appeals entered a decision, dated March 13, 2001, in favor of the Company and stating that the District Court erred in dismissing the Company's suit against Harrah's, and remanded the suit against Harrah's to the District Court for further proceedings. On May 16, 2001, the District Court set a retrial scheduling order, which allowed the Company's legal representatives to initiate discovery. On October 3, 2001, Harrah's filed a motion to dismiss with the District Court, claiming that the contract between Harrah's and the Company, by its terms, precludes the Company from asserting a claim, and that the Company's claims are speculative. On March 22, 2002, the District Court rejected all but one of the motions made by Harrah's. The court dismissed the Company's claim for tortuous interference with contract, but left standing the Company's claims for breach of contract, breach of fiduciary duty and accounting under partnership law and claims against certain officers of Harrah's for aiding and abetting the alleged inappropriate activities by Harrah's, specifically finding that "the relationship between the Company and Harrah's constitutes a partnership or joint venture." After completing discovery in the case, the Company and Harrah's filed motions for summary judgment, which motions were heard on November 27, 2002 by the Court. Based upon comments made by the Court at the hearing, the Company expects the Court to deny both motions and set the case for trial during the fall of 2003, though no assurance can be made.

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

         C. BIRKS LITIGATION. On May 13, 2001, Roger Birks, the former CEO of BBM, an 80%-owned subsidiary of the Company, commenced an action in Clark County District Court, Nevada, against BBM, a Nevada company, and John Pilger, President of BBM and CEO of the Company, alleging: breach of BBM Purchase Agreement by the Company for failure to use its best efforts to capitalize BBM; breach of Birks' Employment Agreement; and lastly, alleging that the Company and its alter ego, John Pilger, made false representations to Plaintiff which Plaintiff acted upon with respect to the BBM Purchase Agreement and Plaintiff's Employment Agreement. Plaintiff seeks compensatory and punitive damages and has not claimed a specific amount of damages, but claims that such damages exceed $40,000. The Plaintiff also seeks reimbursement of attorney fees. The Company and its CEO, John Pilger, deny the allegations and have filed counterclaims against Mr. Birks, alleging that Birks has willfully caused these legal proceedings to coerce a settlement and that Mr. Birks is guilty of abuse of process. Mr. Pilger further alleges Birks has acted in bad faith with malice, and is entitled to an award for punitive and exemplary damages in excess of $10,000. A trial date has been continued from December 9, 2002 to April 11, 2003. The court dismissed Roger Birks' complaint on April 5, 2003 with prejudice based on Birks' failure to appear and prosecute the claims asserted.

         D. CRC of Tunisia Casino Lessor Arbitration. CRC of Tunisia, an 85%-owned subsidiary of the Company, initiated arbitration proceedings against its casino lessor. The Company's position is that the lessor took unauthorized advances totaling $227,229, duplicated rent payments of $210,294, and to date has been unwilling to treat these advances as prepaid rent. A three-panel Tunisian arbitration hearing began April 2002. The arbitration panel is empowered to take appropriate steps to settle the dispute between the parties. As a result of this dispute, the Company has ceased paying or accruing additional rent on its Tunisian facility and the recorded amount owing on the Company's books was $481,516 at March 31, 2003.

         E. TUNISIAN TAX ASSESSMENTS. On June 21, 2001, the Company received notice of an assessment from the Tunisian Department of Finance for an amount totaling 4.6 million dinars ($3.43 million U.S. equivalent, based on exchange rate on December 15, 2002). This is related to unpaid gaming tax, a slot tax assessment, and an adjusted income tax assessment. The Company retained the services of a Tunisian tax attorney, who appealed this assessment. Based on the tax attorney's review, approximately $3.1 million dinars ($2.31 million U.S. equivalent, based on exchange rate on December 15, 2002) of this assessment relates to Tunisian statutory regulations, which require businesses to maintain original transaction documents for Tunisian tax purposes. The lessor confiscated the majority of CRC of Tunisia's financial operating and reporting records in December 2000, which records tracked both loans from the Company to CRC of Tunisia, as well as purchases made by the Company of equipment, furniture and fixtures for the sole benefit of CRC of Tunisia, beginning in 1997. Based on the advice of former counsel, the Company's position was that it was not subject to a tax on slot revenue under Tunisian gaming law. Despite the Company's appeal of the assessment, during May 2003, the bank accounts of CRC of Tunisia were levied by the Tunisian government, effectively rendering the casino operation insolvent. At March 31, 2003 an accrual of $1.95 million had been recorded in connection with the assessment.

         F. KEAN CLAIMS. On December 11, 2001, the Company issued a press release and a Form 8-K with respect to a civil complaint "Kevin M. Kean pltf vs.

John J. Pilger; et al, including the Company dfts", filed by Kevin M. Kean in Jackson County, Mississippi Circuit Court, against the Company and each of the members of its Board of Directors on November 21, 2001. The Company and members of the Board petitioned Jackson County Circuit Court for a summary judgment of all allegations filed by Kean, which motion came before the court on October 11, 2002. On October 28, 2002, the Court granted the Company and members of the Board a Motion for Summary Judgment, which dismissed all of Mr. Kean's claims against each of the defendants. Mr. Kean chose not to appeal the decision of the court. Additionally, the Company received on November 28, 2001 from Kevin M. Kean, a shareholder, a notice of demand that the Board of Directors of the Company initiate actions to rectify alleged wrong doing committed by certain officers and directors of the Company. The Company's qualified independent special investigator began to review these claims and allegations June 2002. On January 10, 2003 the Company received notice from Mr. Kean's attorney that Mr. Kean's intent was to file suit if the above allegations were not addressed to Mr. Kean's satisfaction. The Board of Directors, after review of certain allegations and subject to the independent investigator's report, believes there is no merit to the claims and is prepared to vigorously defend any claims brought.

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

Item 2 - Changes in Securities and Use of Proceeds.

         The Company had entered a revised 5-year lease agreement in May 2002 on its executive office space located at 707 Bienville Boulevard in Ocean Springs, MS. Under the terms of the lease agreement, the Company, at its option, may pay $5500 monthly or $2000 cash and $3500 in stock at a leased value of .33/share or 10,606 shares of stock monthly. The Company issued to the lessor 95,454 shares of Company stock as partial payment for months May 2002 through January 2003. As of March 31, 2003, the Company has accrued 21,212 additional shares of Company stock due its lessor as partial rent.

         The Company completed a transaction for $500,000 bridge financing from a private lender as of January 2, 2003. As part of this transaction, the Company granted the private lender an option to purchase 150,000 shares of the Company's common stock at $.10 per share, which will be exercisable for ten years.

         As of May 30, 2003, the Company completed a 150,000 bridge financing transaction from a private lender. As part of this transaction, the Company granted the private lender an option to purchase 45,000 shares of the Company's common stock at $.10 per share, which shall be exercisable for ten years.

Item 3 - Defaults Upon senior Securities

         None

Item 4 - Submissions of Matters to a vote of the Security Holders

         None

Item 5 - Other Information

         Three members of the Board of Directors, Robert Allen, Dennis Evans, and Noreen Pollman, tendered their resignations on May 22, 2003 after a decision was reached not to renew D&O insurance coverage by the Company in order to conserve cash and reduce the Company's operating expenses.

Item 6.  Exhibits and Reports on Form 8-K


         Exhibit 10.1 - $150,000 Loan Agreement and Non-Qualifying Stock Option Agreements Between the Company and S. Lynn Warwick dated May 30, 2003

         Exhibit 10.2 - Lease Agreement Dated June 1, 2003 for Office Space at 707 Bienville Blvd. Between the Company and Financial Securities

         Exhibit 10.3 - Resignations of Directors Allen, Evans and Pollman dated May 22, 2003

         Exhibit 10.4 - Subordination Agreement dated April 18, 2003 and Consent Agreement between BounceBackTechnologies.com and David Reese dated May 28, 2003

         Exhibit 10.5 - Assumption of $200,000 South Trust Regional Bank loan by Amstar, Inc., a wholly owned company by John J. Pilger, dated April 18, 2003

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

                                   BOUNCBACKTECHNOLOGIES.COM, INC.

June 4, 2003                       /s/ John J. Pilger
                                   ---------------------------------------
                                   John J. Pilger,
                                   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                   SIGNATURE AND TITLE

June 4, 2003                       /s/ John J. Pilger
                                   ---------------------------------------
                                   John  J.  Pilger,  Chief  Executive  Officer,
                                   President   and  Chairman  of  the  Board  of
                                   Directors ("principal executive officer")

June 4, 2003                       /s/ John J. Pilger
                                   ---------------------------------------
                                   John J. Pilger,  Chief Financial  Officer and
                                   Chief    Accounting    Officer    ("principal
                                   financial and accounting officer")