Form 10QSB/A
period 2002-12-31
BOUNCEBACKTECHNOLOGIES COM INC
filed 2003-06-11
CIK 899778

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB/A


(Mark One)

[X] AMENDMENT NO. 3 TO QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

         This amendment (the "Amendment") amends the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 filed March 20, 2003, as amended on April 10, 2003 and again on May 29, 2003 (as amended, the "Original Report"). The Amendment is being made to modify the Company's disclosure under
Item 5 of the Original Report with respect to the resignation of the Company's independent accountant, in accordance with Item 304 of Regulation S-B of the Securities Exchange Act of 1934.


         Item 5.  Other Information.

         Given the financial condition of the Company, the Company could not afford to retain its independent accountant to audit the Company's financial statements for the fiscal year ended September 30, 2002 ("Annual Financial Statements") or to review the Company's financial statements for the three-month period ended December 31, 2002 ("Quarterly Financial Statements"). The Company's independent accountant, therefore, was not retained to perform an audit of the Company's Annual Financial Statements or to review the Quarterly Financial Statements.

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

         Prior to his resignation, there were no disagreements with the former independent accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with respect to the Company's financial statements. Subsequent to his resignation, on March 25, 2003, the Company received a letter from its former accountant asking the Company to address three points:

            "1. The [Company] needs to address in writing in Item 5 the fact that, at the end of each of my quarterly reviews during fiscal year ending September 30, 2003, I did discuss with the audit committee and the Corporate officers that conditions and events at year end may indicate there could be substantial doubt about the [Company's] ability to continue as a going concern and if, after my audit I conclude there is such substantial doubt, I will modify my annual audit report to include an emphasis paragraph.

             2. I have read the financial statements included in the originally filed 10-QSB for the quarter ended December 31, 2002. Although I do not have access to financial information nor workpapers subsequent to June 30, 2002, considering the fact that since June 30, 2002, the [Company] has settled with Willard Smith and Monarch for $1,000,000 of the fees due from the Lakes Gaming contract and that the [Company] has pledged to repay a new loan with an additional $1,500,000 in fees due from the same Lakes Gaming contract, the deferred tax assets on the balance sheet may need to be reevaluated.

Please forward a copy of the [Company's] workpapers used to evaluate these tax assets at December 31, 2002.

            3. The [Company] continues to state, "As soon as practicable after the receipt of sufficient funding, the [Company] intends to engage a new independent accountant to perform an audit ...". Jack Pilger stated to me that when the [Company] received the last loan, the [Company] would engage my services to perform an audit. Since there may be doubt about the [Company's] ability to obtain additional financing, and whether such additional financing may be used for Corporate purposes other than engaging a new auditor, the [Company] must be more specific and definitive in Item 5 about its intentions and abilities to obtain additional financing for the purpose of conducting an audit."

         With respect to the first point, the Company has disclosed, and continues to disclose that there is substantial doubt about its ability to continue as a going concern. Moreover, the Company acknowledges the former accountant's discussions with the audit committee on this point and that if after an audit it was concluded by the independent accountant for the Company that there is such a substantial doubt, such auditor would modify its annual report to include an emphasis paragraph. With respect to the second point, after further review, the Company amended its Quarterly Report for the period ended December 31, 2002 on May 29, 2003 writing off $750,000 of the deferred tax asset, and wrote off the remaining $750,000 on its Quarterly Report for the period ended March 31, 2003. With respect to the third point, the Company has disclosed and continues to disclose that as soon as practicable after the receipt of sufficient funding, the Company intends to engage a new independent accountant to perform an audit on the Annual Financial Statements and to review the Quarterly Financial Statements. The Company has been able to raise a limited amount of additional funding, but in amounts insufficient to engage an independent accountant to perform an audit in light of its other operational obligations. The Company has also disclosed that it continues to seek additional funds, but that it can give no assurance that it will be able to obtain additional funding, and can give no assurance that even if it does obtain additional funding that such funds will be sufficient to engage an independent accountant.

         On June 10, 2003, the Company provided its former independent accountant with a copy of the foregoing disclosure and requested the former independent accountant to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the foregoing statements and, if not, stating the respects in which it does not agree. The Company has not received a copy of this letter, but will file a copy of such letter within two business days of receipt.


    Item 6.  Exhibits and Reports on Form 8-K.

        99.1*    Letter from Ciro E. Adams, CPA, dated ____________, 2003.


        99.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



* To be filed by amendment within two business days of receipt by the Company.

                                   SIGNATURES

         In accordance with requirements of the Exchange Act, the registrant caused this amended report to be signed on behalf by the undersigned, hereunto duly authorized.

                                              BOUNCBACKTECHNOLOGIES.COM, INC.


June 10, 2003                                 /s/ John J. Pilger
                                              ---------------------------------
                                              John J. Pilger,
                                              Chief Executive Officer