Form 10QSB/A
period 2002-12-31
BOUNCEBACKTECHNOLOGIES COM INC
filed 2003-06-27
CIK 899778

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


(Mark One)

[X] AMENDMENT NO. 4 TO QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

         This amendment (the "Amendment") amends the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 and filed March 20, 2003, as amended on April 10, 2003, May 29, 2003 and June 11, 2003 (the Quarterly Report as amended, the "Original Report"). The Amendment is being made for the purpose of filing the letter of the former auditor for the Company as Exhibit 99.1, in accordance with Item 304 of Regulation S-B of the Securities Exchange Act of 1934.


         Item 6.  Exhibits and Reports on Form 8-K.

           99.1      Letter from Ciro E. Adams, CPA, dated June 25, 2003.




                                   SIGNATURES

         In accordance with requirements of the Exchange Act, the registrant caused this amended report to be signed on behalf by the undersigned, hereunto duly authorized.

                                              BOUNCBACKTECHNOLOGIES.COM, INC.


June 27, 2003                                 s/John J. Pilger
                                              ----------------
                                              John J. Pilger,
                                              Chief Executive Officer